Form 10-Q
period 2008-09-30
Morgan Stanley Managed Futures MV, L.P.
filed 2008-11-20
CIK 1428042

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 000-53113

	MORGAN STANLEY MANAGED FUTURES MV, L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      20-8529352
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY	 						 	    10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code	    (212) 296-1999





(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           	No    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company ? in Rule 12b-2 of the Exchange Act.

Large accelerated filer        		Accelerated filer
Non-accelerated filer   X   		Smaller reporting company


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and for the Period from
		August 1, 2007 (commencement of operations) to
  		September 30, 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and for the
		Period from August 1, 2007 (commencement of
		operations) to September 30, 2007 (Unaudited)	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 (Unaudited) and for the Period from
		August 1, 2007 (commencement of operations) to
		September 30, 2007 (Unaudited)	 5

		Notes to Financial Statements (Unaudited)	6-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-27

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	28-44

Item 4T.	Controls and Procedures	.45


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Securities and
        Use of Proceeds	46

Item 6.	Exhibits	46-47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF FINANCIAL CONDITION


	September 30,	      December 31,
                	      2008   	         2007
	 $ 	      $
	(Unaudited)
ASSETS
Investment in Trading Companies:
	Investment in Transtrend II, LLC	5,013,581   	1,982,320
	Investment in Kaiser I, LLC	4,682,626	    1,852,494
	Investment in Aspect I, LLC	4,084,052	1,864,538
	Investment in WCM I, LLC	3,945,503	1,901,309
	Investment in Chesapeake I, LLC	3,717,903	1,856,854
	Investment in Strategic Alternatives, LLC                                    	 2,369,350                            ?
	Investment in Cornerstone I, L.L.C.	        ?      	    1,620,737

	     Total Investments in Trading Companies
            (cost $22,910,088 and $10,606,121, respectively)	  23,813,015	    11,078,252

	     Total Assets	  23,813,015	    11,078,252

LIABILITIES

  Redemptions payable	     456,649	                            ?___

     Total Liabilities	      456,649	                              ?_ __

PARTNERS? CAPITAL

	Class A (15,885.770 and 6,965.765 Units, respectively)	16,671,323 	7,228,792
	Class B (2,864.394 and 1,802.277 Units, respectively)	3,023,567	1,874,202
	Class C (2,815.941 and 1,676.682 Units, respectively)	2,989,752	1,747,204
	Class Z (625.364 and 217.947 Units, respectively)	      671,724	          228,054

          Total Partners? Capital	  23,356,366 	     11,078,252

	     Total Liabilities and Partners Capital	   23,813,015 	     11,078,252

NET ASSET VALUE PER UNIT
	Class A	1,049.45	1,037.76
	Class B	1,055.57	1,039.91
	Class C	1,061.72	1,042.06
	Class Z	1,074.13	1,046.38



The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
                                                               <caption
                                                                                                                 For the
	                                                                              Period from
	                                                                           August 1, 2007
	                                                                         (commencement
                                For the Three Months          of operations)             For the Nine Months
                        Ended September 30,         to September 30,          Ended September 30,

                                     2008                              2007    		    2008
                                              $	    $		                $
EXPENSES
	Placement agent fees	102,353	14,570		251,073
	General partner fees	58,595	8,938			145,318
	Administrative fees	       23,437	        3,575			     58,127

		   Total Expenses 	     184,385	       27,083			    454,518

NET INVESTMENT LOSS 	    (184,385)	      (27,083)			   (454,518)

UNREALIZED APPRECIATION
  ON INVESTMENTS
	Trading profit (loss):
	     Realized	148,833   	?  			(157,038)
	     Net change in unrealized appreciation
            on investments	  (1,914,381)	        186,177	                       	   	   430,796

		  Total Trading Results	  (1,765,548)	        186,177	                        	     273,758

NET INCOME (LOSS)         (1,949,933) 	                159,094         (180,760)

NET INCOME (LOSS)  ALLOCATION:

	Class A                                                           (1,388,901)      	92,026			(194,319)
 	Class B                                                              (268,486)	47,998			9,428
	Class C                                                              (237,314)	17,458			13,997
	Class Z                                                                (55,232)	1,612			         (9,866)

NET INCOME (LOSS) PER UNIT:

	Class A                                                                 (94.79)      	9.96                   			11.69
	Class B                                                                 (93.86)	10.80			15.66
	Class C                                                                 (92.92)	11.64			19.66
	Class Z                                                                 (91.01)	13.32			27.75
	                                Units    	                Units                       Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING:

	Class A	15,287.680            	3,101.565   		 12,285.420
	Class B	3,017.888	  794.425	   	   2,698.689
	Class C	                                                            2,652.479                     1,500.000		 2,524.376
	Class Z	616.202	60.166		      484.522
<fn.
The accompanying notes are an integral part
of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008
and for the Period from August 1, 2007
(commencement of operations)
to September 31, 2007 (Unaudited)

            Class A              Class B	         Class C	             Class Z	             Total
	$	            $	         $	        $	 $
Partners? Capital,
   August 1, 2007 	                              2,334,627	300,000	1,500,000	50,000 	   4,184,627

Subscriptions	                               1,599,098	971,430	?    	20,000 	   2,590,528

Net Income	                               92,026	47,998	17,458	1,612 	      159,094

Redemptions	                               (92,892)	              ?    	             ?    	             ?     	       (92,892)

Partners? Capital,
   September 30, 2007                               3,932,859	1,319,428	1,517,458	  71,612 	    6,841,357


Partners? Capital,
   December 31, 2007                               7,228,792	1,874,202	1,747,204	228,054 	  11,078,252
Subscriptions                              10,688,489	2,349,940	1,393,863	453,536 	  14,885,828

Net Income (Loss)	                              (194,319)	9,428	13,997	(9,866) 	     (180,760)

Redemptions	                              (1,051,639)	     (1,210,003)	      (165,312)	             ?     	   (2,426,954)

 Partners? Capital,
   September 30, 2008                              16,671,323	  3,023,567	2,989,752	  671,724 	   23,356,366

              Class A	            Class B	           Class C	             Class Z	            Total
                            Units                 Units	          Units	         Units	     Units
Beginning Units,
   August 1, 2007        2,334.627           300.000	        1,500.000	              50.000	   4,184.627

Subscriptions         1,655.615        1,005.331               ?                    20.671	   2,681.617

Redemptions           (96.175)            ?           	       ?        	           ?     	      (96.175)

Ending Units,
   September 30, 2007                              3,894.067	        1,305.331       1,500.000	             70.671 	  6,770.069


Beginning Units,
   January 1, 2008                                     6,965.765        1,802.277	       1,676.682	            217.947	  10,662.671

Subscriptions                    9,896.863        2,268.790      1,282.431            407.417 	  13,855.501

Redemptions                                              (976.858)      (1,108.507)     (143.172)              ?     	  (2,228.537)

Ending Units,
   September 30, 2008                             15,885.770      2,962.560       2,815.941	            625.364 	  22,289.635

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
				       							          For the
                                                                                                   Period from
	                                                                                      August 1, 2007
 	                                                                                     (commencement
                                                                         For the Nine Months               of operations)
                                                                Ended September 30,  	   to September 30,

	                     2008     	                          2007
                                               $                                        $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	     	(180,760)		                          159,094
Adjustments to reconcile net income (loss):
	Purchases of investments in Trading Companies                            (15,558,965)                        (6,655,180)
	Proceeds from sale of investments in Trading Companies                 3,254,998                                   ?
 	Net change in unrealized appreciation on investments	                         (430,796)                          (186,177)

Net cash used for operating activities         (12,915,523)                        (6,682,263)

CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions                                                14,885,828                          6,775,155
Redemptions                                            (1,970,305)                            (92,892)

Net cash provided by financing activities              12,915,523                          6,682,263

Net change in cash	                                           ?                                       ?
Cash at beginning of period	          ?	                                 ?
Cash at end of period                                         ?               	                       ?















The accompanying notes are an integral part of these financial statements. </table>


        MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Managed Futures MV, L.P. ("Profile MV" or the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s annual report filed with its Form 10 filed on October 2, 2008.

1.  Organization
Morgan Stanley Managed Futures MV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodities interests, including, but not limited to, foreign currencies, financial instruments, mortgage-backed securities, and money market instruments (collectively, "Futures Interests"). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership, Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley Managed Futures HV, L.P. (collectively, the "Profile Series"). The Partnership allocates substantially all of its



       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

assets to multiple trading companies (each a "Trading Company", or collectively the "Trading Companies"), each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated ("MS&Co."), except for Morgan Stanley Managed Futures Kaiser I, LLC ("Kaiser I"), which effective January 2, 2008, uses Newedge Financial Inc. ("Newedge") as its primary commodity broker. Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (except that Kaiser I, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the "Commodity Brokers"). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparties is MS&Co. or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I).


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net amount under change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies for the Partnership at September 30, 2008, are Morgan Stanley Managed Futures Aspect I, LLC, Morgan Stanley Managed Futures Chesapeake I, LLC, Kaiser I, Morgan Stanley Managed Futures Transtrend II, LLC, Morgan Stanley Managed Futures WCM I, LLC, and Morgan Stanley Strategic Alternatives L.L.C. The trading advisors to the Trading Companies are Aspect Capital Limited ("Aspect"), Chesapeake Capital Corporation ("Chesapeake"), Kaiser Trading Group Pty. Ltd. ("Kaiser"), Transtrend B.V. ("Transtrend"), Winton Capital Management Limited (?Winton"), and Bridgewater Associates, Inc. ("Bridgewater"), respectively (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
("Demeter"). Demeter may reallocate the Partnership?s assets to the different Trading Companies in its sole discretion.


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Units of limited partnership interest ("Units") of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners purchased either class A, B, C or D Units in the Partnership (each a "Class" and collectively the "Classes). As of September 30, 2008, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter is issued Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership, as permitted by the Limited Partnership Agreement.
Class Z Units are not subject to paying the placement agent fee.

Effective September 1, 2008, Morgan Stanley Strategic
Alternatives, L.L.C. was added as a Trading Company to the Partnership and began trading assets for the Partnership through its Trading Advisor, Bridgewater. The assets traded by Bridgewater are traded pursuant to Bridgewater?s Pure Alpha
Futures Only Strategy.
       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective February 29, 2008, Demeter terminated the management agreement with Morgan Stanley Managed Futures Cornerstone I, LLC, and Cornerstone Quantitative Investment Group Inc. ("Cornerstone"). Consequently, Cornerstone ceased all Futures Interests trading on behalf of the Partnership as of February 29, 2008.

2.  Related Party Transactions
The Trading Companies? cash is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income at a rate approximately equivalent to what MS&Co. pays other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. For purposes of these interest credits, daily funds do not include monies due a Trading Company on or with respect to futures, forwards, or options contracts that have not been received. MS&Co. retains any interest in excess of the interest paid by MS&Co. to the Trading Company.




       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes.

4.  Financial Instruments
The Trading Companies trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair fair value quoted by the counterparty.

The Trading Companies contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of August 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s financial statements. The Partnership files U.S. federal and state tax returns. The 2007 tax year generally is subject to examination by U.S. federal and most state tax authorities.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
     Inputs
   (Level 3)




        Total

   $
$
             $

        $

Investment in Transtrend II, LLC
            ?
5,013,581
           ?

5,013,581
Investment in Kaiser I, LLC
            ?
     4,682,626
           ?

 4,682,626
Investment in Aspect I, LLC
            ?
4,084,052
           ?

4,084,052
Investment in WCM I, LLC
            ?
3,945,503
           ?

3,945,503
Investment in Chesapeake I, LLC
            ?
3,717,903
           ?

3,717,903
Investment in Strategic Alternatives,
L.L.C.

     ?

2,369,350

      ?


2,369,350







       <table>
MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Transfers in and/or out of Level 3






     Level 3
    Investments
  June 30, 2008




 Purchases




      Sales




     Net realized


    Net change in
      unrealized
appreciation


Transfers out
  of Level 3 to
      Level 2


     Level 3
        Investments
   September 30, 2008








Tr Transtrend II, LLC
        $4,570,196
    $360,208
     $(16,294)
         $3,513
        $95,958
        $(5,013,581)
                  $0
K   Kaiser I, LLC
        $4,701,454
         $360,207       ?
        $(321,691)
            $38,912     ?
            $(96,256)      ?
        $(4,682,626)
                  $0
K   Aspect I, LLC
        $4,480,220
    $360,209
   $(319,506)    ?
       $21,649
     $(458,520)
        $(4,084,052)
                  $0
K   WCM I, LLC
        $4,486,494
    $360,209
   $(544,197)
       $84,759
     $(441,762)
        $(3,945,503)
                  $0
     Chesapeake I, LLC
        $4,347,953
    $393,245
            ?
            ?
  $(1,023,295)
        $(3,717,903)
                  $0
K   Strategic  Alternatives
L.L.C.

                 ?____

 $   $2,359,856       ?

                 ?___

                  ?___

               $9,494

        $(2,369,350)

                                   $0___

      $22,586,317
      $4,193,934
$(1,201,688)
      $148,833
       $(1,914,381)
       $(23,813,015)
                                     $0      .

The above table is presented as if the change from Level 3 to Level 2 occurred as of September 30, 2008.

It is management?s view that the Investments in the Partnership which were previously reported as Level 3 Investments should have been categorized as Level 2 Investments as we feel that the inputs of these Investments are all observable.

The Partnership?s assets identified as ?Investment in Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and

       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company
(including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with generally accepted accounting principles.

The Partnership?s investment in the Trading Companies represents approximately: Transtrend II, LLC (21.05%); WCM I, LLC (16.57%);
Aspect I, LLC (17.15%); Chesapeake I, LLC (15.61%); Kaiser I, LLC
(19.67%); and Strategic Alternatives, L.L.C. (9.95%); of the total assets of the Partnership, respectively.

Summarized information for the Partnership?s investments in the Trading Companies as of September 30, 2008 is as follows:







      Fair Value
 January 1, 2008




 Purchases




      Sales




     Net realized


    Net change in
      unrealized
appreciation



      Fair Value
September 30, 2008







Tr Transtrend II, LLC
        $1,982,320
 $2,496,719
      $(16,294)
         $3,513
      $547,323
           $5,013,581
K   Kaiser I, LLC
        $1,852,494
 $3,010,688
    $(321,691)
       $38,912
      $102,223
           $4,682,626
K   Aspect I, LLC
        $1,864,538
 $2,521,908
    $(319,506)
       $21,649
        $(4,537)
           $4,084,052
     WCM I, LLC
        $1,901,309
 $2,486,562
    $(544,197)
       $84,759
       $17,070
           $3,945,503
K   Chesapeake I, LLC
        $1,856,854
 $2,248,068
                 ?
                 ?
        $(387,019)
           $3,717,903
     Strategic Alternatives,
L.L.C.

                  ?

      $2,359,856

                 ?
)
                 ?

              $9,494

           $2,369,350
K   Cornerstone I, LLC
        $1,620,737
         $435,164
      $(1,896,272)
         $(305,871)
          $146,242
                  ?__   _

      $11,078,252
    $15,558,965
 $(3,097,960)
    $(157,038)
          $430,796
         $23,813,015

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In March 2008, the FASB issued SFAS NO. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS Mo. 161 will have on its financial statement disclosures.












       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. MS&Co. and its affiliates (Newedge with respect to Kaiser I) act as custodians of each Trading Company?s assets pursuant to customer agreements and foreign exchange customer agreement. The Partnership allocates substantially all of its assets to multiple Trading Companies. Such assets are deposited in the Trading Companies? trading accounts with MS&Co. or its affiliates (Newedge with respect to Kaiser I). The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

The Trading Companies investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in
       that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Trading Companies from trading in potentially profitable markets or prevent the Trading Companies from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the
       future will affect the amount of funds available for
investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008, and for the period from August 1, 2007 (commencement of operations) to September 30, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Trading Companies? trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of operations as ?Net change in unrealized appreciation on investments? for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is base don the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results of $(1,765,548) and expenses totaling $184,385, resulting in a net loss of $1,949,933 for the three months ended September 30, 2008. The
       Partnership?s net asset value per Unit by share Class is provided in the table below.


Share Class			NAV at 9/30/08		NAV at 6/30/08
A					   $1,049.45		   $1,144.24
B					   $1,055.57		   $1,149.43
C					   $1,061.72		   $1,154.64
Z					   $1,074.13		   $1,165.14


The most significant trading losses of approximately 3.2% were incurred within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices moved lower amid signs that the U.S. economic slump may extend into 2009 and curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico. Within the agricultural markets, losses of approximately 2.9% were experienced primarily during July and August from long futures positions in the soybean complex and corn as prices declined on news that favorable weather may improve crop conditions in the U.S. Midwest. Prices also moved lower amid speculation that a slowing U.S. economy may reduce demand for alternative biofuels. Additional losses were recorded in July from long positions in cocoa futures as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Within the currency sector, losses of approximately 2.1% were incurred primarily during
       August and September from long positions in the euro,
Mexican peso, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies in tandem with surging U.S. Treasury prices amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent global recession. Within the metals markets, losses of approximately 0.6% were experienced primarily during July and August from long positions in gold and silver futures as prices dropped due to a rise in the value of the U.S. dollar.
Additional losses were recorded during July from long positions in copper futures as prices declined on concerns that slowing economic growth may erode demand for base metals. Smaller losses of approximately 0.5% were incurred within the global interest rate sector, primarily during July, from short positions in European fixed-income futures as prices increased amid a worldwide ?flight-to-quality? due to a sharp drop in the global equity markets and worries regarding the fundamental health of the world?s financial system. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.9% recorded within the global stock index sector, primarily during September, from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.
Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008,
       which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.


The Partnership recorded total trading results of $273,758 and expenses totaling $454,518, resulting in a net loss of $180,760 for the nine months ended September 30, 2008.  The Partnership?s net asset value per Unit by share Class is provided in the table below.
Share Class			NAV at 9/30/08		NAV at 12/31/07
A					  $1,049.45		   $1,037.76
B					  $1,055.57		   $1,039.91
C					  $1,061.72		   $1,042.06
Z					  $1,074.13		   $1,046.38

The most significant trading gains of approximately 3.5% were experienced within the global stock index sector, primarily during February, March, June, and July, from short positions in U.S., European, and Pacific Rim equity index futures as prices declined on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market volatility and turmoil. Within the energy markets, gains of approximately 3.0% were recorded primarily during February,
       March, April, May, and June from long futures positions in crude oil and its related products as prices moved higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Within the agricultural sector, gains of approximately 1.2% were experienced primarily during January, February and June from long futures positions in cocoa as prices rose on speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains were recorded from short positions in cotton futures, primarily during the third quarter, as prices decreased after the U.S. Department of Agriculture reported exports remained below average due to a drop in demand. Elsewhere, long positions in wheat futures resulted in further gains as prices increased during January and February due to diminishing stockpiles and rising global demand. Smaller gains of approximately 0.1% were experienced within the global interest rate sector, primarily during January, February, May, June, and August from long positions in U.S. and Australian fixed-income futures as prices moved higher in a worldwide ?flight-to-quality? following the aforementioned drop in the global equity markets throughout most of the year and worries regarding the fundamental health of the global economy and financial system.

For the Period from August 1, 2007 (commencement of operations)

to September 30, 2007

The Partnership recorded total trading results of $186,177 and expenses totaling $27,083, resulting in net income of $159,094 for the period from August 1, 2007 (commencement of operations) to September 30, 2007. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class				NAV at 9/30/07
A						   $1,085.40
B						   $1,088.99
C					   	   $1,092.58
Z					   	   $1,099.81


The most significant trading gains of approximately 1.2% were recorded within the agricultural markets, primarily during September, from long positions in wheat futures as prices rose sharply amid persistently strong international demand and fears of a shortage in supply due to unfavorable weather in key growing countries, such as Ukraine and Australia. Meanwhile, long futures positions in the soybean complex resulted in gains as prices moved higher on concerns that hot, dry weather in the South and flooding in the Midwest may have damaged U.S. crops. Within the global stock index sector, gains of approximately 0.6% were experienced primarily during September from long positions in U.S., European, and Pacific Rim equity index futures as prices increased on optimism that the worst of the turmoil in the credit markets may have passed. Within the currency sector, gains of
       approximately 0.4% were recorded primarily during
September from long positions in the Canadian dollar, euro, and Turkish lira versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after the U.S. Federal Reserve cut interest rates at its September 18, 2007, meeting and a U.S. government report showed a drop in new home sales, thereby fueling speculation of further interest-rate cuts by the U.S. Federal Reserve. Additional gains of approximately 0.4% were experienced within the energy markets, primarily during September, from long futures positions in crude oil and its related products as prices trended higher after continuous hurricane activity in the Gulf of Mexico threatened production facilities, and the U.S. Department of Energy reported a drop in U.S. inventories. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.3% incurred within the metals markets, primarily during August, from long positions in aluminum, copper, nickel, and zinc as prices declined amid rising stockpiles and speculation that losses in the global financial markets was going to erode demand for raw materials. Smaller losses of approximately 0.2% were recorded within the global interest rate sector, primarily during September, from long positions in European, Japanese, and Australian fixed-income futures as prices reversed lower following a rebound in global equities, which reduced demand for the relative ?safety? of government debt.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
All of the Partnership?s assets are subject to the risk of trading loss through its investments in the Trading Companies, each of which invests substantially all of its assets in the trading of program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes and, substantially all of the respective Trading Companies? assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies? main line of business.

The futures, forwards, and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the
       Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Trading Companies? open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Trading Companies is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of margin causes the face value of the market sector instruments held by the Trading Companies typically to be many times the total capitalization of the Trading Companies.

The Partnership?s and the Trading Companies? past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies? market risk is limited by the uncertainty of its speculative trading. The Trading Companies? speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Trading Companies? experiences to date disclosed under the "Trading
       Companies? Value at Risk in Different Market Sectors"
section and significantly exceed the Value at Risk ("VaR") tables disclosed below.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Trading Companies? Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies? market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies account for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Companies? open positions is directly reflected in the respective Trading Companies? earnings and cash flow.

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a
       model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily ?simulated profit and loss? outcomes.

The Trading Companies? VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the models used by Morgan Stanley and Demeter, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies? Value at Risk in Different Market Sectors As of September 30, 2008 and 2007, Morgan Stanley Managed Futures Aspect I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $25,621,676 and $1,342,686, respectively. The Partnership owned 17.23% and 26.02%, respectively, of Morgan Stanley Managed Futures Aspect I, LLC.

Morgan Stanley Managed Futures Aspect I, LLC
						September 30, 2008	 September 30, 2007
Primary Market Risk Category	       VaR		            VaR
Currency					     (0.16)%			 (0.80)%
Interest Rate				     (0.66)			 (0.73)
Equity					     (0.19)			 (0.32)
Commodity					     (0.60)			 (1.70)
Aggregate Value at Risk		     (0.97)%			 (2.28)%

As of September 30, 2008 and 2007, Morgan Stanley Managed Futures
Chesapeake I, LLC?s total capitalization prior to September 30,
2008 and 2007 redemptions was $33,004,600 and $1,323,579,
        <table> respectively.  The Partnership owned 12.27% and
45.18%, respectively, of Morgan Stanley Managed Futures
Chesapeake I, LLC.
Morgan Stanley Managed Futures Chesapeake I, LLC
						September 30, 2008	September 30, 2007
Primary Market Risk Category	       VaR		            VaR
Currency						(0.43)%			 (0.65)%
Interest Rate					(0.42)			 (0.40)
Equity						(0.18)			 (0.76)
Commodity						(0.59)			 (1.71)
Aggregate Value at Risk			(0.83)%			 (2.23)%

As of September 30, 2008 and 2007, Morgan Stanley Managed Futures
Kaiser I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $40,710,730 and $1,350,927,
respectively.  The Partnership owned 12.32% and 44.99%,
respectively, of Morgan Stanley Managed Futures Kaiser I, LLC.
Morgan Stanley Managed Futures Kaiser I, LLC
						September 30, 2008	September 30, 2007
Primary Market Risk Category	       VaR		            VaR
Currency						(0.01)%			(0.22)%
Interest Rate					(0.02)			(0.04)
Equity						(0.09)			(0.22)
Commodity						(0.04)			(0.39)
Aggregate Value at Risk			(0.12)%			(0.52)%


As of September 30, 2008 and 2007, Morgan Stanley Managed Futures
Transtrend II, LLC?s total capitalization prior to September 30
2008 and 2007 redemptions was $41,324,017 and $1,405,758,
respectively.  The Partnership owned 12.94% and 45.60%,
<table> respectively of Morgan Stanley Managed Futures Transtrend
II, LLC.
Morgan Stanley Managed Futures Transtrend II, LLC
						September 30, 2008	September 30, 2007
Primary Market Risk Category	       VaR		            VaR
Currency						 (0.21)%			 (0.96)%
Interest Rate					 (0.42)			 (0.63)
Equity						 (0.36)			 (0.56)
Commodity						 (0.87)			 (3.44)
Aggregate Value at Risk			 (1.24)%			 (4.07)%

As of September 30, 2008, Morgan Stanley Strategic Alternatives,
L.L.C.?s total capitalization prior to September 30, 2008, redemptions was $32,357,339. The Partnership owed 8.35% of Morgan Stanley Strategic Alternatives, L.L.C.

Morgan Stanley Strategic Alternatives, L.L.C. was added as a
Trading Company to the Partnership effective September 1, 2008.


Morgan Stanley Strategic Alternatives, L.L.C.
						September 30, 2008
Primary Market Risk Category	       VaR
Currency				  	      (0.69)%
Interest Rate					 (0.94)
Equity						 (0.36)
Commodity						 (0.22)
Aggregate Value at Risk			 (1.03)%



As of September 30, 2008 and 2007, Morgan Stanley Managed Futures WCM I, LLC?s total capitalization prior to September 30, 2008 and 2007 redemptions was $25,069,333 and $1,376,678, respectively.
       The Partnership owned 17.06% and 25.99%, respectively of
Morgan Stanley Managed Futures WCM I, LLC.

Morgan Stanley Managed Futures WCM I, LLC
						September 30, 2008	September 30, 2007
Primary Market Risk Category	       VaR		            VaR
Currency						 (0.15)%			 (0.93)%
Interest Rate					 (0.36)			 (0.97)
Equity						 (0.30)			 (0.24)
Commodity						 (0.16)			 (0.71)
Aggregate Value at Risk			 (0.59)%			 (1.94)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies? open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

       The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the last two months of the quarter ended September 30, 2007, full quarter ended December 31, 2007, and for the period from January 1, 2008, through September 30, 2008.

Morgan Stanley Managed Futures Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.72)%	(0.16)%	 (0.48)%
Interest Rate					(1.18)	(0.59)	 (0.77)
Equity						(0.57)	(0.12)	 (0.30)
Commodity						(1.56)	(0.60)	 (1.08)
Aggregate Value at Risk			(2.24)%	(0.97)%	 (1.52)%


Morgan Stanley Managed Futures Chesapeake I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.62)%	(0.43)%	 (0.51)%
Interest Rate					(0.53)	(0.30)	 (0.43)
Equity						(0.37)	(0.18)	 (0.24)
Commodity						(2.05)	(0.59)	 (1.57)
Aggregate Value at Risk			(2.29)%	(0.83)%	 (1.84)%


Morgan Stanley Managed Futures Kaiser I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.07)%	  -		 (0.02)%
Interest Rate					(0.31)	  -		 (0.15)
Equity						(0.56)	  -		 (0.23)
Commodity						(0.38)	  -		 (0.19)
Aggregate Value at Risk			(0.77)%	  -		 (0.34)%


       <table>
Morgan Stanley Managed Futures Transtrend II, LLC
Primary Market Risk Category        High      Low      Average
Currency						(2.96)%	(0.21)%	 (1.48)%
Interest Rate					(1.05)	(0.23)	 (0.55)
Equity						(0.40)	(0.17)	 (0.32)
Commodity						(5.36)	(0.87)	 (2.35)
Aggregate Value at Risk			(6.27)%	(1.24)%	 (2.88)%


Morgan Stanley Strategic Alternatives, L.L.C.
Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.23)%	 (0.54)%
Interest Rate					(0.94)	(0.22)	 (0.55)
Equity						(0.60)	(0.10)	 (0.29)
Commodity						(0.75)	(0.22)	 (0.47)
Aggregate Value at Risk			(1.24)%	(0.42)%	 (0.91)%


Morgan Stanley Managed Futures WCM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.15)%	 (0.46)%
Interest Rate					(0.55)	(0.19)	 (0.36)
Equity						(0.47)	(0.11)	 (0.33)
Commodity						(0.90)	(0.16)	 (0.66)
Aggregate Value at Risk			(1.64)%	(0.59)%	 (1.12)%




Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current  trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Trading Companies? VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at September 30, 2008, the last two months of the quarter ended September 30, 2007, full quarter ended December 31 2007, and for the period from January 1,
       2008, through September 30, 2008.  VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to:
*	approximately 93% of Morgan Stanley Managed Futures Aspect
I, LLC?s Net Assets.
*	approximately 92% of Morgan Stanley Managed Futures
Chesapeake I, LLC?s Net Assets.
*	approximately 99% of Morgan Stanley Managed Futures Kaiser
I, LLC?s Net Assets.
*	approximately 95% of Morgan Stanley Managed Futures
Transtrend II, LLC?s Net Assets.

*	approximately 92% of Morgan Stanley Strategic Alternatives,
L.L.C.?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures WCM I,
LLC?s Net Assets.

A decline in short-term interest rates would result in a decline in the Trading Companies? cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Trading Companies? market-sensitive instruments, in relation to the Trading Companies? Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. The Partnership is exposed to trading risk through its investments in the Trading Companies. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2008, was to the global interest
       rate sector.  Exposure was primarily spread across the
U.S., European, Australian, Japanese, Canadian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary market exposures were to the S&P 500 (U.S.), SPI 200 (Australia), NIKKEI
       225 (Japan), DAX (Germany), Euro Stox 50 (Europe), Euro
Stox 600 (Europe), NASDAQ 100 (U.S.), TOPIX (Japan), Dow Jones (U.S.), Canadian S&P 60 (Canada), CAC 40 (France), FTSE 100 (United Kingdom), S&P MIB (Italy), IBEX 35 (Spain), All Share (South Africa), Hang Seng (Hong Kong), OMX 30 (Sweden), Euro Stox Mid 200 (Europe), H-shares (Hong Kong), Taiwan (Taiwan), Singapore Free (Singapore), S&P Nifty (India), Euro Stox Bank (Europe), MSCI World (world), and S&P Midcap (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, British pound, Australian dollar, Swedish krona, Hungarian forint, Turkish lira, Czech koruna, Norwegian krone,
       Canadian dollar, Polish zloty, New Zealand dollar, and
Slovakian koruna currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the wheat, cocoa, live cattle, lean hogs, cotton, sugar, coffee, corn, soybean oil, soybean meal, soybeans, feeder cattle, orange juice, oats, and rapeseed markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have
       been experienced in the past, are expected to
continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2008, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, nickel, and zinc, as well as precious metals, such as gold, silver, palladium, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, Australian dollars, Hong Kong dollars, Turkish lira, Japanese yen, Swiss francs, British pounds, Canadian dollars, Singapore dollars, Norwegian kroner, Swedish kronor, Slovakian koruny, Icelandic kronur, Czech koruny, New Zealand dollars, Hungarian forint, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.



Item 4T.	CONTROLS AND PROCEDURES


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting, subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s annual report filed with its Form 10 filed on October 2, 2008.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold to the limited partners during the period from August 1, 2007, to September 30, 2008, was $25,565,595. The Partnership received $225,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
3.1	Certificate of Limited Partnership of Morgan Stanley
Managed Futures MV, L.P., dated February 22, 2007,
incorporated herein by reference from the Form 10 filed
on October 2, 2008.
3.2	Limited Partnership Agreement of Morgan Stanley Managed
Futures MV, L.P., dated February 22, 2007, incorporated
herein by reference from the Form 10 filed on October 2,
2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
99.1	Interim Trading Company Financial Statements dated
September 30, 2008.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures MV, L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 20, 2008      By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





: