Form 10-Q
period 2009-03-31
Morgan Stanley Managed Futures MV, L.P.
filed 2009-05-15
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of March 31, 2009
 		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters Ended March
		31, 2009 and 2008 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2009 and 2008 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)	 5

		Notes to Financial Statements (Unaudited)	6-20

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	21-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	29-46

Item 4T.	Controls and Procedures	.46


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Securities and
        Use of Proceeds	47

Item 6.	Exhibits	47-48



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	      December 31,
                     2009   	         2008
	 $ 	           $
ASSETS

Investments in Affiliated Trading Companies:
	Investment in Kaiser I, LLC	6,295,881	    6,339,110
	Investment in WCM I, LLC	6,294,127	5,904,563
	Investment in Aspect I, LLC	6,253,063	6,339,110
	Investment in Transtrend II, LLC	   6,207,012	6,339,110
	Investment in Strategic Alternatives, LLC                                     5,484,730                          4,082,311
	Investment in Chesapeake I, LLC	    5,410,421	   5,433,523


	     Total Investments in Affiliated Trading Companies
            (cost $32,643,982 and $30,233,608, respectively)	35,945,234	    34,437,727
	     Receivable for securities sold	           ?			                  1,689,803

	     Total Assets	   35,945,234	    36,127,530

LIABILITIES

  Redemptions payable	                                              867,326                      1,068,224

     Total Liabilities                          867,326                         1,068,224

PARTNERS? CAPITAL

	Class A (23,122.625 and 22,051.766 Units, respectively)	26,553,400 	25,973,353
	Class B (3,102.444 and 3,158.253 Units, respectively)	3,592,378	3,746,101
	Class C (3,798.115 and 3,944.412 Units, respectively)	4,434,448	4,711,520
	Class Z (419.273 and 518.705 Units, respectively)	        497,682	          628,332

          Total Partners? Capital	    35,077,908 	     35,059,306

	     Total Liabilities and Partners Capital	    35,945,234 	     36,127,530

NET ASSET VALUE PER UNIT

	Class A	1,148.37	1,177.84
	Class B	1,157.92	1,186.13
	Class C	1,167.54	1,194.48
	Class Z	1,187.01	1,211.35



The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
  	   	    For the Quarters Ended March 31,
                                                                         		                2009    	       2008
                                                                               	                             $		     $
EXPENSES
	Placement agent fees		          161,547			       62,732
	General partner fees		            90,400			       36,746
	Administrative fees	                                                                     36,160			       14,699

		Total Expenses	                                                                288,107			       114,177

NET INVESTMENT LOSS	                                                          (288,107)	      (114,177)

UNREALIZED APPRECIATION
 ON INVESTMENTS
	Trading profit (loss):
	    Realized		291,733	(305,871)
	    Net change in unrealized appreciation
  		on investments	      	    (902,866)	       998,591

   	       Total Trading Results		    (611,133)	      692,720

NET INCOME (LOSS) 	                         (899,240)	       578,543

NET INCOME (LOSS) ALLOCATION:

	Class A                                      		(697,866)	      382,674
	Class B                                      		(87,779)	      105,095
	Class C                                      		(100,972)	        82,414
	Class Z                                      		(12,623)	          8,360

NET INCOME (LOSS) PER UNIT:

	Class A                                      	                                                (30.24)	         47.64
	Class B                                      	                                                (27.67)	         49.08
	Class C                                      	                                                (26.53)		         50.52
	Class Z                                      	                                                 (24.34)	         53.43

			                                                                                       Units     	                         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING

	Class A                                      	                                          23,079.621	  8,917.601
	Class B                                      	                                            3,172.394	  2,334.371
	Class C                                      	                                            3,805.649	  2,210.322
	Class Z                                      	                                  518.705	                       321.487

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009  and 2008
(Unaudited)

               Class A               Class B         Class C                     Class Z          Total
	 $	               $	         $	        $	 $
Partners? Capital,
   December 31, 2007 	                              7,228,792	            1,874,202	1,747,204	228,054 	 11,078,252

Subscriptions	                               3,424,020	            1,176,571	1,113,141    	276,536 	   5,990,268

Net Income	                               382,674	               105,095	82,414	8,360 	      578,543

Redemptions	                               (59,203)	          (332,966)	          ?     	             ?     	     (392,169)

Partners? Capital,
   March 31, 2008                                    10,976,283	          2,822,902	2,942,759	  512,950 	  17,254,894


Partners? Capital,
   December 31, 2008                              25,973,353	         3,746,101	4,711,520	628,332 	 35,059,306

Subscriptions	                               4,819,629 	            533,000	164,999    	?    	   5,517,628

Net Loss	                              (697,866)	            (87,779)	(100,972)	(12,623) 	     (899,240)

Redemptions	                            (3,541,716)	         (598,944)	     (341,099)       (118,027) 	  (4,599,786)

Partners? Capital,
   March 31, 2009                                    26,553,400	         3,592,378	4,434,448	  497,682 	 35,077,908


                           Class A	             Class B	           Class C	             Class Z	            Total
                            Units                  Units	          Units	         Units	     Units
Beginning Units,
   December 31, 2007                               6,965.765          1,802.277      1,676.682           217.947	 10,662.671

Subscriptions                      3,203.861          1,089.352      1,016.711            248.451	   5,558.375

Redemptions                    (56.946)          (299.400)   	       ?        	           ?     	    (356.346)

Ending Units,
   March 31, 2008                                    10,112.680	         2,592.229      2,693.393	            466.398 	 15,864.700


Beginning Units,
   December 31, 2008                             22,051.766         3,158.253       3,944.412           518.705	 29,673.136

Subscriptions                                             4,085.846           447.170	          137.756    	?    	   4,670.772

Redemptions                                           (3,014.987)        (502.979)       (284.053)         (99.432) 	  (3,901.451)

Partners? Capital,
   March 31, 2009                                    23,122.625        3,102.444	        3,798.115           419.273 	 30,442.457

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	                               For the Quarters Ended March 31,

                                        2009                                2008
	                      $	                                   $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	   	 (899,240)                             578,543
Adjustments to reconcile net income (loss):
  	Purchases of Investments in Affiliated Trading Companies              (3,442,103)                          (7,380,195)
	Proceeds from sale of Investments in Affiliated
        Trading Companies                                                       1,323,463                            1,896,273
	Realized	                                                                                                (291,733)			305,871
 	Net change in unrealized appreciation (depreciation)
        on Investments 	                                           902,866                              (998,591)
Decrease in operating assets:
	Receivable for securities sold                 1,689,803  	            ?


Net cash used for operating activities   	      (716,944)                         (5,598,099)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units              5,517,628                             5,990,268
Cash paid for redemptions of Units              (4,800,684)                             (392,169)

Net cash provided by financing activities	     716,944                              5,598,099

Net change in cash	                                        ?                                          ?
Cash at beginning of period	         ?     	                                ?
Cash at end of period                                             ?               	                          ?











The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Managed Futures MV, L.P. ("Profile MV" or the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Managed Futures MV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, "Futures Interests") through its investments in affiliated trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?). The Partnership is one of the Partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Partnership,



       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley
Managed Futures HV, L.P. (collectively, the "Profile Series").

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated ("MS&Co."), except for Morgan Stanley Managed Futures Kaiser I, LLC ("Kaiser I"), which uses Newedge Financial Inc. ("Newedge") as its primary commodity broker.
Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (except that Kaiser I, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the "Commodity Brokers"). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I).


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements of the Partnership have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the Statements of Operations. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a ?Trading Advisor? or collectively, the ?Trading Advisors?) for the Partnership at March 31, 2009, are as follows:

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

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management Corporation
("Demeter"). Demeter may reallocate the Partnership?s assets to the different Trading Companies at its sole discretion.

Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest ("Units") of the Partnership are being offered to limited partners in four share classes. Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the "Classes). As of March 31, 2009, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Demeter received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter?s sole discretion. Class Z Units are not subject to paying the placement agent fee.

2.  Related Party Transactions of the Trading Companies
The Trading Companies? cash is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income at a rate approximately equivalent to what MS&Co.

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments of the Trading Companies
The Trading Companies trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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






       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? (?SFAS 161?). SFAS No. 161 is intended to improve financial reporting about derivative instruments and

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 did not have a material impact on the Partnership?s financial statements.

5.  Fair Value Measurements
Management has continued to evaluate the application of Statement of Financial Accounting Standards (?SFAS?) No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009:



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
     Inputs
   (Level 3)




        Total

   $
$
             $

        $

Investment in Kaiser I, LLC
            ?
6,295,881
       n/a

6,295,881
Investment in WCM I, LLC
            ?
6,294,127
       n/a

6,294,127
Investment in Aspect I, LLC
            ?
6,253,063
          n/a

6,253,063
Investment in Transtrend II, LLC
            ?
6,207,012
          n/a

6,207,012
Investment in Strategic Alternatives,
L.L.C.
            ?
5,484,730
       n/a

5,484,730
Investment in Chesapeake I, LLC
            ?
5,410,421
          n/a

5,410,421

The Partnership?s assets identified as ?Investment in Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America (?GAAP?).
       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s investment in the Trading Companies represents approximately: Kaiser I, LLC 17.52%; WCM I, LLC 17.51%; Aspect I,
LLC 17.39%; Transtrend II, LLC 17.27%; Strategic Alternatives,
L.L.C. 15.26%; and Chesapeake I, LLC 15.05%; of the total investments of the Partnership, respectively.

Summarized information for the Partnership?s investments in the Trading Companies as of March 31, 2009 is as follows:




Investment


   % of Profile
           MV?s Partners?
        Capital



     Fair
    Value



     Total
 Income/(Loss)



   Management
         Fees



      Incentive
         Fees



    Administrative
           Fees
K   Kaiser I, LLC
17.9
    6,295,881
   (101,483)
           31,591
    (464)
5,528
     WCM I, LLC
17.9
    6,294,127
  (103,237)
           31,497
   (400)
 5,512
K   Aspect I, LLC
17.8
    6,253,063
   (144,301)
        31,592
    (334)
 5,529
     Transtrend II, LLC
17.7
   6,207,012
   (190,352)
        31,496
     -
5,512
      Strategic Alternatives,
L.L.C.
15.6
  5,484,730
   1,276
          27,185
    (928)
4,757
K   Chesapeake I, LLC
15.4
  5,410,421
    (73,034)
         26,956
     -
 4,717

Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation/(depreciation) on investments in each Trading Company net of all fees.

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the
       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.

7.  Subsequent Event

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.







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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009, and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership?s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies? trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of operations as ?Net change in unrealized gain (loss) for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss) when open positions are closed out. The sum of these amounts constitutes the Trading Company?s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is base don the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results totaling
$(611,133) and expenses totaling 288,107, resulting in a net loss of $899,240 for the quarter ended March 31, 2009. The
       Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 3/31/09
A						$1,148.37
B						$1,157.92
C						$1,167.54
Z						$1,187.01


The most significant trading losses of approximately 1.1% were incurred within the currency sector, primarily February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Additional losses were experienced from short positions in the Canadian dollar, Swiss franc, and British pound versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of ?toxic assets? from bank balance sheets. Within the global interest rate sector, losses of approximately 0.3% were recorded primarily during January from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales may increase as governments around the world boost spending in an effort to ease
       the deepening economic slump.  Within the metals markets, losses of approximately 0.2% were incurred primarily during March from short futures positions in copper and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Additional losses of approximately 0.2% were experienced within the agricultural complex, primarily during March, from short futures positions in coffee, sugar, the soybean complex, and corn as prices reversed higher on renewed optimism that government bailouts would possibly help revive the world economy and boost demand for these commodities. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% experienced within the energy markets, primarily during January and February, from short futures positions in crude oil and its related products, as well as in natural gas, as prices moved lower amid speculation that the ongoing global economic recession would continue to erode energy demand. Smaller gains of approximately 0.2% were recorded within the global stock index sector, primarily during January and February, from short positions in U.S. and European equity index futures as prices declined due to disappointing corporate earnings reports, as well as a lack of clarity regarding U.S. Treasury Secretary Timothy Geithner?s financial rescue plan.





       For the Quarter Ended March 31, 2008

The Partnership recorded total trading results of $692,720 and expenses totaling $114,177, resulting in net income of $578,543 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 3/31/08
A						$1,085.40
B						$1,088.99
C						$1,092.58
Z						$1,099.81

The most significant trading gains of approximately 2.0% were recorded within the agricultural sector, primarily during January and February, from long futures positions in wheat and corn as prices increased amid diminishing inventories and rising global demand. Meanwhile, short positions in live cattle futures resulted in gains as prices declined during January and February due to speculative selling. Further gains were experienced within the agricultural complex from long futures positions in cocoa as prices moved higher after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. Within the currency sector, gains of approximately 1.8% were recorded primarily during February and March from long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing U.S. economic data and concerns regarding a possible U.S. recession, which fueled speculation of continued interest-rate cuts by the U.S. Federal Reserve. Additional gains of approximately 1.3% were experienced within the global interest rate sector, primarily during February, from long positions in U.S. and Japanese fixed-income futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States may weaken the global economy. Within the energy markets, gains of approximately 1.0% were experienced primarily during February and March from long futures positions in crude oil and its related products as prices increased due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, and strong demand for physical commodities as an inflation hedge. Within the metals sector, gains of approximately 0.6% were recorded primarily during January and February from long futures positions in gold and silver as prices moved higher due to a drop in the value of the U.S. dollar, which spurred demand for precious metals as a ?safe haven?. Smaller gains of approximately 0.4% were recorded within the global stock index sector, primarily during February and March, from short positions in European and Pacific Rim equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth.



       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are
       required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Trading Companies? risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of
       99%) which involves constructing a distribution of
hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company?s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies? VaR corresponds to the reliability of the expectations that the Trading Company?s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily ?simulated profit and loss? outcomes.

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

The Trading Companies? Value at Risk in Different Market Sectors As of March 31, 2009 and 2008, Morgan Stanley Managed Futures Aspect I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $31,803,098 and $16,481,795, respectively. The Partnership owned 20% and 21%, respectively, of Morgan Stanley Managed Futures Aspect I, LLC.

Morgan Stanley Managed Futures Aspect I, LLC
					      March 31, 2009     March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.31)%			(0.39)%
Interest Rate					(0.54)			(0.59)
Equity						(0.22)			(0.31)
Commodity						(0.45)			(0.75)
Aggregate Value at Risk			(1.00)%			(1.19)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures
Chesapeake I, LLC?s total capitalization prior to March 31, 2009
       and 2008 redemptions was 25,945,171 and $8,104,542,
respectively. The Partnership owned 21% and 40%, respectively, of Morgan Stanley Managed Futures Chesapeake I, LLC.

Morgan Stanley Managed Futures Chesapeake I, LLC
					       March 31, 2009    March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.49)%			(0.48)%
Interest Rate					(0.41)			(0.53)
Equity						   -				(0.20)
Commodity						(0.34)			(2.05)
Aggregate Value at Risk			(0.74)%			(2.29)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures Kaiser I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $36,606,442 and $7,880,167, respectively. The Partnership owned 17% and 45%, respectively, of Morgan Stanley Managed Futures Kaiser I, LLC.

Morgan Stanley Managed Futures Kaiser I, LLC
					       March 31, 2009    March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.03)%			(0.00)%
Interest Rate					(0.25)			(0.31)
Equity						(0.41)			(0.56)
Commodity						(0.05)			(0.34)
Aggregate Value at Risk			(0.61)%			(0.77)%


As of March 31, 2009 and 2008, Morgan Stanley Managed Futures Transtrend II, LLC?s total capitalization prior to March 31, 2009
       and 2008 redemptions was $34,310,603 and $7,597,324,
respectively. The Partnership owned 18% and 46%, respectively of Morgan Stanley Managed Futures Transtrend II, LLC.

Morgan Stanley Managed Futures Transtrend II, LLC
					       March 31, 2009    March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.42)%			(2.96)%
Interest Rate					(0.32)			(1.05)
Equity						(0.10)			(0.36)
Commodity						(0.32)			(5.36)
Aggregate Value at Risk			(0.50)%			(6.27)%

As of March 31, 2009 Morgan Stanley Strategic Alternatives,
L.L.C.?s total capitalization prior to March 31, 2009 redemptions was $33,523,787. The Partnership owed 16% of Morgan Stanley
Strategic Alternatives, L.L.C.

Morgan Stanley Strategic Alternatives, L.L.C.
						    March 31, 2009
Primary Market Risk Category	        VaR
Currency				  	       (0.58)%
Interest Rate					  (0.59)
Equity						  (0.10)
Commodity						  (0.41)
Aggregate Value at Risk			  (0.89)%

As of March 31, 2009 and 2008, Morgan Stanley Managed Futures WCM I, LLC?s total capitalization prior to March 31, 2009 and 2008 redemptions was $32,010,209 and $16,572,936, respectively. The
       Partnership owned 20% and 21%, respectively of Morgan
Stanley Managed Futures WCM I, LLC.

Morgan Stanley Managed Futures WCM I, LLC
					       March 31, 2009    March 31, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.37)%			(0.50)%
Interest Rate					(0.48)			(0.35)
Equity						(0.09)			(0.11)
Commodity						(0.20)			(0.90)
Aggregate Value at Risk			(0.75)%			(1.31)%


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

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR,
       as a percentage of total Net Assets for the four quarter-
end reporting periods from April 1, 2008 through March 31, 2009.

Morgan Stanley Managed Futures Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.64)%	(0.13)%	(0.31)%
Interest Rate					(0.77)	(0.54)	(0.65)
Equity						(0.57)	(0.04)	(0.26)
Commodity						(1.41)	(0.45)	(0.74)
Aggregate Value at Risk			(1.69)%	(0.96)%	(1.15)%

Morgan Stanley Managed Futures Chesapeake I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.50)%	(0.39)%	(0.45)%
Interest Rate					(0.52)	(0.30)	(0.41)
Equity						(0.20)	  -		(0.10)
Commodity						(1.93)	(0.34)	(0.84)
Aggregate Value at Risk			(2.09)%	(0.74)%	(1.16)%

Morgan Stanley Managed Futures Kaiser I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.07)%	  -	 %	(0.03)%
Interest Rate					(0.28)	(0.02)	(0.16)
Equity						(0.41)	(0.05)	(0.20)
Commodity						(0.38)	  -		(0.12)
Aggregate Value at Risk			(0.61)%	(0.12)%	(0.33)%



       <table> <caption>
Morgan Stanley Managed Futures Transtrend II, LLC
Primary Market Risk Category        High      Low      Average
Currency						(1.45)%	(0.09)%	(0.54)%
Interest Rate					(0.63)	(0.23)	(0.40)
Equity						(0.40)	(0.09)	(0.24)
Commodity						(1.15)	(0.32)	(0.71)
Aggregate Value at Risk			(1.67)%	(0.50)%	(1.05)%

Morgan Stanley Strategic Alternatives, L.L.C.
Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.29)%	(0.59)%
Interest Rate					(0.94)	(0.46)	(0.70)
Equity						(0.60)	(0.05)	(0.27)
Commodity						(0.60)	(0.18)	(0.35)
Aggregate Value at Risk			(1.24)%	(0.61)%	(0.94)%

Morgan Stanley Managed Futures WCM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.37)%	(0.15)%	(0.26)%
Interest Rate					(0.48)	(0.19)	(0.36)
Equity						(0.47)	(0.05)	(0.23)
Commodity						(0.82)	(0.16)	(0.36)
Aggregate Value at Risk			(0.95)%	(0.57)%	(0.71)%




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

The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at March 31, 2009 and 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the
       Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to:
*	approximately 96% of Morgan Stanley Managed Futures Aspect
I, LLC?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures
Chesapeake I, LLC?s Net Assets.
*	approximately 97% of Morgan Stanley Managed Futures Kaiser
I, LLC?s Net Assets.
*	approximately 95% of Morgan Stanley Managed Futures
Transtrend II, LLC?s Net Assets.
*	approximately 93% of Morgan Stanley Strategic Alternatives,
L.L.C.?s Net Assets.
*	approximately 96% of Morgan Stanley Managed Futures WCM I,
LLC?s Net Assets.
       A decline in short-term interest rates would result in a decline in the Trading Companies? cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Trading Companies? market-sensitive instruments, in relation to the Trading Companies? Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical
       price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. The Partnership is exposed to trading risk through its investments in the Trading Companies. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of
       smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to the euro, Swedish krona, Norwegian krone, Australian dollar, Japanese yen, Canadian dollar, New Zealand dollar, Swiss franc, Czech koruna, Hungarian forint, British pound, Russian ruble, Singapore dollar, Turkish lira, and Hong Kong dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
       Equity.  At March 31, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary market exposures were to the NIKKEI 225 (Japan), S&P 500 (U.S.), FTSE 100 (United Kingdom), DAX (Germany), Hang Seng (Hong Kong), Euro Stox 50 (Europe), CAC 40 (France), SPI 200 (Australia), TOPIX (Japan), Canadian S&P 60 (Canada), NASDAQ 100 (U.S.), and Dow Jones (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

  Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure was to the wheat, lean hogs, live cattle, cocoa, coffee, corn, sugar, cotton, soybeans, soybean oil, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Metals.  At March 31, 2009, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, nickel, zinc, and lead, as well as precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. Several of the Trading Advisors to the Partnership utilize trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.



         Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in British pounds, Japanese yen, euros, Australian dollars, Swedish kronor, Swiss francs, Canadian dollars, South African rands, Czech koruny, Norwegian kroner, Hong Kong dollars, Hungarian forint, New Zealand dollars, and Singapore dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Item 4T.	CONTROLS AND PROCEDURES


As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control Over Financial Reporting
	There have been no changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are
       reasonably likely to materially affect, the Partnership?s internal control over financial reporting, subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s Report on Form 10-K/A for the fiscal year ended December 31, 2008.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2009, was $41,385,538.
The Partnership received $305,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
31.1	Certificate of Limited Partnership of Morgan Stanley
Managed Futures MV, L.P., dated February 22, 2007,
incorporated by reference from the Registrant?s Form 10
filed on August 8, 2008.
31.2	Limited Partnership Agreement of Morgan Stanley Managed
Futures MV, L.P., dated February 22, 2007, incorporated
by reference from the Registrant?s Form 10 filed on
August 8, 2008.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                      Morgan Stanley Managed Futures MV, L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

May 15, 2009          By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

1809:
1810: