Form 10-Q
period 2009-06-30
Morgan Stanley Managed Futures MV, L.P.
filed 2009-08-13
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 000-53113

	MORGAN STANLEY MANAGED FUTURES MV, L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      20-8529352
(State or other jurisdiction of		      	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
 		and December 31, 2008	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008	3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2009 and 2008	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	 5

		Notes to Financial Statements	6-20

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	21-34

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	35-51

Item 4T.	Controls and Procedures	51-52


PART II. OTHER INFORMATION

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Securities and
      	Use of Proceeds	53

Item 6.	Exhibits	53-54



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)


	June 30,	      December 31,
                                 	      2009   	         2008
	 $ 	           $
ASSETS
Investments in Affiliated Trading Companies:
	Investment in Kaiser I, LLC	9,160,461	    6,339,110
	Investment in Transtrend II, LLC	   9,160,461	6,339,110
	Investment in Aspect I, LLC	8,651,547	6,339,110
	Investment in WCM I, LLC	8,651,546	5,904,563
	Investment in Chesapeake I, LLC	7,633,717	   5,433,523
	Investment in Strategic, L.L.C.   	                                                   7,633,717                         4,082,311

	     Total Investments in Affiliated Trading Companies
            (cost $49,842,163 and $30,233,608, respectively)             50,891,449	 	   34,437,727
   Subscriptions receivable                                                              6,314,198   	                           ?
	Receivable from Affiliated Trading Companies                              ?	          	      1,689,803

	     Total Assets	     57,205,647	    36,127,530

LIABILITIES

	Payable to Affiliated Trading Companies                                      4,588,839		?
  Redemptions payable	                                           1,591,346                        1,068,224

     Total Liabilities                   6,180,185                          1,068,224

PARTNERS? CAPITAL

	Class A (34,064.979 and 22,051.766 Units, respectively)	36,827,675 	25,973,353
	Class B (4,603.238 and 3,158.253 Units, respectively)	5,024,338	3,746,101
	Class C (7,429.164 and 3,944.412 Units, respectively)	8,186,578	4,711,520
	Class Z (878.632 and 518.705 Units, respectively)	       986,871	          628,332

          Total Partners? Capital	    51,025,462 	     35,059,306

	     Total Liabilities and Partners? Capital	   57,205,647 	     36,127,530

NET ASSET VALUE PER UNIT

	Class A	1,081.10	1,177.84
	Class B	1,091.48	1,186.13
	Class C	1,101.95	1,194.48
	Class Z	1,123.19	1,211.35





The accompanying notes are an integral part of these financial statements. </table>



        <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
                                         For the Three Months	                        For the Six Months
  	                            Ended June 30,                                Ended June 30,

                                                     2009   	               2008    	       2009   	    2008
                                                    $	                    $		             $	 $
EXPENSES
	Placement agent fees	190,094	85,988	351,641                 148,720
	General partner fees	108,871	   49,977	199,271 		86,723
	Administrative fees	     43,548	          19,991	        79,708		        34,690

	   Total Expenses 	                                                342,513	        155,956	                 630,620		       270,133

NET INVESTMENT LOSS 	   (342,513)	       (155,956)	    (630,620)		       (270,133)


REALIZED/UNREALIZED CHANGE IN
 APPRECIATION (DEPRECIATION) ON
  INVESTMENTS
Trading profit (loss):
	Realized	?     	?     	291,733	               (305,871)
	Net change in unrealized appreciation
	 (depreciation) on investments	   (2,251,966)	      1,346,586	    (3,154,832)		    2,345,177

		   Total Trading Results	  (2,251,966)	      1,346,586	     (2,863,099)		    2,039,306

NET INCOME (LOSS)                      	                    (2,594,479)	           1,190,630	   (3,493,719)		    1,769,173

NET INCOME (LOSS) ALLOCATION:

	Class A	(1,865,946)	811,908	(2,563,812)		1,194,582
    	Class B	(262,998)	172,819 	(350,777)		277,914
	Class C	(424,846)	168,897	(525,818)		251,311
    	Class Z	(40,689)	37,006 	(53,312)		45,366

NET INCOME (LOSS) PER UNIT:

	Class A                     (64.20)                   58.84	                    (98.28)               106.48
    	Class B                   (64.58)                   60.44                    (96.77)	               109.52
	Class C                  (64.13)                   62.06                  (100.68)               112.58
    	Class Z                 (63.66)                   65.33	                    (92.03)	 	             118.76
 			                                                                  Units     	Units	Units	    	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING

	Class A                        29,062.533         12,521.812             26,087.604        10,767.794
    	Class B                          4,072.705           2,838.467               3,625.037          2,653.502
	Class C                         6,624.566           2,708.921	               5,222.894          2,459.621
	Class Z                         639.196            514.430                  579.283	             417.959

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009
and  2008 (Unaudited)

                        Class A               Class B         Class C	            Class Z	             Total
	 $	               $	             $	       $	 $
Partners? Capital,
   December 31, 2007 	                              7,228,792	           1,874,202	  1,747,204	  228,054 	11,078,252

Subscriptions	                               7,251,714	           1,676,571	  1,138,141    	406,536 	10,472,962

Net Income	                            1,194,582	              277,914	251,311	45,366 	  1,769,173

Redemptions	                               (276,769)	         (757,683)	    (165,312) 	           ?     	 (1,199,764)

Partners? Capital,
   June 30, 2008    	                                  15,398,319	           3,071,004	  2,971,344	  679,956 	 22,120,623


Partners? Capital,
   December 31, 2008                             25,973,353           3,746,101        4,711,520       628,332		35,059,306

Subscriptions	                                          18,449,716       	    3,087,415 	       4,892,950        529,878	26,959,959

Net Loss                  (2,563,812)           (350,777)         (525,818)       (53,312)	 (3,493,719)

Redemptions                                           (5,031,582)       (1,458,401)        (892,074)   	 (118,027) 	 (7,500,084)

Partners? Capital,
   June 30, 2009                                      36,827,675          5,024,338         8,186,578	        986,871 	51,025,462



	                          Class A	             Class B	           Class C	             Class Z	            Total
	                                                  Units                 Units	          Units	         Units	     Units
Beginning Units,
   December 31, 2007                               6,965.765         1,802.277        1,676.682          217.947	10,662.671

Subscriptions	                                            6,741.041         1,548.632        1,039.875          365.636	  9,695.184

Redemptions                                              (249.518)         (679.145)       (143.172)  	           ?     	(1,071.835)

Ending Units,
   June 30, 2008                                      13,457.288	         2,671.764        2,573.385	       583.583 	19,286.020


Beginning Units,
   December 31, 2008                              22,051.766        3,158.253        3,944.412         518.705	 	29,673.136

Subscriptions	                                           16,373.025        2,729.579        4,268.805         459.359	 	23,830.768

Redemptions                                           (4,359.812)      (1,284.594)       (784.053)       (99.432) 	 (6,527.891)

Ending Units,
   June 30, 2009                                      34,064.979	         4,603.238        7,429.164         878.632 	 46,976.013

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


	                                                    For the Six Months Ended June 30,

                                                     2009                          2008
	                                         $	                                 $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	   	        (3,493,719)                 1,769,173
Adjustments to reconcile net income (loss):
  	Purchases of Investments in Affiliated Trading Companies                      (20,640,285)             (11,365,031)
	Proceeds from sale of Investments in Affiliated Trading Companies           1,323,464                  1,896,272
	Realized  	                                            (291,733)		305,871
	Net change in unrealized (appreciation)
        depreciation on investments	           3,154,832                 (2,345,177)

Decrease in operating assets:
	Receivable from Affiliated Trading Companies                                            1,689,803		?

Increase in operating liabilities:
	Payable to Affiliated Trading Companies                                                     4,588,839		                     ?


Net cash used for operating activities  	          (13,668,799)                (9,738,892)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units               20,645,761	               10,472,962
Cash paid for redemptions of Units             (6,976,962)	                    (734,070)

Net cash provided by financing activities        13,668,799                   9,738,892

Net change in cash	                                 ?                                  ?
Cash at beginning of period                              ?                                ?
Cash at end of period                                       ?                                ?









The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

1.  Organization
Morgan Stanley Managed Futures MV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, "Futures Interests") through its investments in affiliated trading companies (each a ?Trading Company?, or collectively the ?Trading Companies?). Profile MV is one of the partnerships in the Morgan Stanley Managed Futures Profile Series, comprised of the Profile MV,



       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley Managed Futures LV, L.P., and Morgan Stanley
Managed Futures HV, L.P. (collectively, the "Profile Series").

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement. The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated ("MS&Co."), except that Morgan Stanley Managed Futures Kaiser I, LLC ("Kaiser I"), uses Newedge Financial Inc. ("Newedge") as its primary commodity broker. Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company?s commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the "Commodity Brokers"). Each Trading Company?s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. or Morgan Stanley Capital Group Inc. ("MSCG") to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I).


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The financial statements of the Partnership have been prepared using the ?Fund of Funds? approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation on investments on the
Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  The Trading Companies and their trading advisors
(each individually, a ?Trading Advisor? or collectively, the
?Trading Advisors?) for the Partnership at June 30, 2009, are as
follows:
Trading Company					Trading Advisor
Morgan Stanley Managed Futures Aspect I, LLC
  (?Aspect I, LLC?)					Aspect Capital Limited
Morgan Stanley Managed Futures Chesapeake I, LLC
  (?Chesapeake I, LLC?)					Chesapeake Capital Corporation
Morgan Stanley Managed Futures Kaiser I, LLC
  (?Kaiser I, LLC?)					Kaiser Trading Group Pty. Ltd.
Morgan Stanley Managed Futures Transtrend II, LLC
  (?Transtrend II, LLC?)					Transtrend B.V.
Morgan Stanley Managed Futures WCM I, LLC
  (?WCM I, LLC?)						Winton Capital Management Limited
Morgan Stanley Strategic Alternatives, L.L.C.
  (?Strategic, L.L.C.?)					Bridgewater Associated, Inc. (?Bridgewater?)

The general partner of the Partnership and the trading manager of each Trading Company is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. Demeter may reallocate the Partnership?s assets to the different Trading Companies at its sole discretion.
       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (?MSSB?), which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Prior to June 1, 2009, Demeter was wholly-owned by Morgan Stanley.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global
Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.

Units of limited partnership interest ("Units") of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the "Classes"). As of June 30, 2009, there were no Class D Units outstanding in

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.
Demeter received Class Z Units with respect to its investment in the Partnership.

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


2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed. MS&Co. pays each Trading Company at each month end interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, Net Assets do not include monies owed to

         MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Trading Company on Futures Interests.

The Partnership pays monthly administrative fees and general partner fees to Demeter. The Partnership pays placement agent fees to MSSB equal to a percentage of beginning net assets adjusted for additional subscriptions and redemptions.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("FASB") Interpretation
No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. Generally the 2007 through 2008 tax years remain subject to examination by U.S. federal and most state tax authorities.
       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk. Market risk is dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies? open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies? accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Fair Value Measurements
As defined by SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements", fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:


       <table> MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
    Unobservable
     Inputs
   (Level 3)




        Total

   $
$
             $

        $

Investment in Kaiser I, LLC
            ?
 9,160,461
       n/a

9,160,461
Investment in Transtrend II, LLC
            ?
 9,160,461
          n/a

9,160,461
Investment in Aspect I, LLC
            ?
 8,651,547
          n/a

8,651,547
Investment in WCM I, LLC
            ?
 8,651,546
       n/a

8,651,546
Investment in Chesapeake I, LLC
            ?
 7,633,717
          n/a

7,633,717
Investment in Strategic, L.L.C.
            ?
 7,633,717
       n/a

7,633,717
December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
 Significant Other
   Observable
       Inputs
     (Level 2)
  Significant
   Unobservable
     Inputs
   (Level 3)




     Total

$
   $
   $

 $
Investment in Aspect I, LLC
    ?
 6,339,110
   n/a

 6,339,110
Investment in Kaiser I, LLC
    ?
 6,339,110
   n/a

 6,339,110
Investment in Transtrend II, LLC
    ?
 6,339,110
          n/a

 6,339,110
Investment in WCM I, LLC
    ?
 5,904,563
   n/a

 5,904,563
Investment in Chesapeake I, LLC
    ?
 5,433,523
   n/a

 5,433,523
Investment in Strategic, L.L.C.
    ?
 4,082,311
   n/a

 4,082,311

The Partnership?s assets identified as ?Investments in Affiliated Trading Companies? reflected on the Statements of Financial Condition represents the net asset value of the Partnership?s pro rata share of each Trading Company. The Net Assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open Futures Interests contract positions and other assets) less all liabilities of the

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open
Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America
(?GAAP?).

The Partnership?s investment in the Trading Companies represents approximately: Kaiser I, LLC 18.00%; Transtrend II, LLC 18.00%;
Aspect I, LLC 17.00%; WCM I, LLC 17.00%; Chesapeake I, LLC
15.00%; and Strategic, L.L.C. 15.00%; of the total investments of the Partnership, respectively.

Summarized information for the Partnership?s investments in the Trading Companies for the six months ended June 30, 2009, is as follows: <table> <caption>




Investment


   % of Profile
           MV?s Partners?
        Capital



     Fair
    Value



      Total
        Loss



   Management
         Fees



      Incentive
         Fees



 Administrative
        Fees

%
         $
            $
    $
   $
                            $
K   Kaiser I, LLC
18.0
9,160,461
(129,546)
     70,199
        464
12,285
     Transtrend II, LLC
18.0
9,160,461
 (189,489)
     69,822
      -
12,219
K   Aspect I, LLC
17.0
8,651,547
  (1,152,065)
     68,996
       334
12,074
     WCM I, LLC
17.0
8,651,546
(612,435)
     69,005
      400
12,076
     Chesapeake I, LLC
15.0
7,630,717
(559,961)
     59,117
      -
10,345
K   Strategic, L.L.C.
15.0
7,633,717
(219,603)
         60,351
      928
 10,561

Total Income/(Loss) reflects the Net Realized and Net change in unrealized appreciation/(depreciation) on investments in each Trading Company and interest income net of all fees.

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly


In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new


       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 13, 2009, the date these financial statements were issued.



       MORGAN STANLEY MANAGED FUTURES MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of GAAP ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No. 162. In other words, the GAAP hierarchy will be modified to include only two levels of
GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and
       sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership?s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies? trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as ?Net change in unrealized gain (loss)? for open (unrealized) contracts, and recorded as ?Realized? trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Trading Company?s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results totaling
$(2,251,966) and expenses totaling $342,513, resulting in a net loss of $2,594,479 for the three months ended June 30, 2009. The
       Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/09		NAV at 3/31/09
A						$1,081.10			   $1,148.37
B						$1,091.48			   $1,157.92
C						$1,101.95			   $1,167.54
Z						$1,123.19			   $1,187.01

The most significant trading losses of approximately 2.2% were incurred in the global fixed-income sector during April from long positions in U.S. and European fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were recorded in June from long positions in short-term U.S. and European interest rate futures as prices declined amid rising investor confidence. Meanwhile, short positions in Japanese fixed-income futures also resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy. Within the energy sector, losses of approximately 1.1% were recorded primarily during May and the first half of June from short futures positions in crude oil and its related products, as well as in natural gas, as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand. Losses of approximately 0.9% were experienced within the metals complex throughout a majority of the quarter from short positions in aluminum and nickel futures as prices moved higher due to sentiment that efforts by the
       Chinese government to revive the nation?s economy might boost demand for base metals. Elsewhere in the metals complex, long positions in silver futures resulted in losses as prices reversed lower in April and June due to a sharp rise in the value of the U.S. dollar. Smaller losses of 0.8% were incurred within the currency sector, primarily during April and May, from short positions in the euro, British pound, Japanese yen, Canadian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first half of the quarter after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency.
Additional losses were recorded during June from long positions in the euro, British pound, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.4% experienced within the agricultural markets, primarily during April and June, from short positions in lean hog futures as prices fell on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns. Additional gains were experienced, primarily during April and May, from long futures positions in soybean meal and soybeans as prices increased on speculation of increased demand from China. Furthermore, gains were achieved from long positions in sugar futures as prices moved higher throughout a majority of the
       second quarter on expectations for a drop in global
production. Within the global stock index sector, gains of approximately 0.1% were recorded primarily during May and June from long positions in Pacific Rim and U.S. equity index futures as prices rose amid better-than-expected corporate earnings
reports and news that   G-20 leaders pledged more than $1
trillion in emergency aid to cushion the global economy from further financial turmoil.


The Partnership recorded total trading results of $(2,863,099) and expenses totaling $630,620, resulting in a net loss of $3,493,719 for the six months ended June 30, 2009. The
Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/09		NAV at 12/31/08
A						$1,081.10 			   $1,177.84
B						$1,091.48 		    	   $1,186.13
C						$1,101.95 		   	   $1,194,48
Z						$1,123.19 		   	   $1,211.35

The most significant trading losses of approximately 2.5% were incurred within the global interest rate sector, primarily during January, from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales may increase as governments around the world boost spending in an effort to ease the deepening economic slump. During the second quarter, long positions in U.S. and European interest-rate futures resulted in additional losses as prices moved lower
       during April after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Further losses were recorded during June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence. Lastly, short positions in Japanese fixed-income futures also resulted in losses during June as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy. Within the currency sector, losses of approximately 1.9% were experienced, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Further losses were recorded, primarily during March, April and May, from short positions in the euro, British pound, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. The value of the U.S. dollar was also pressured lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. During June, further losses were recorded from newly established long positions in the Japanese yen, euro, British pound, and Swiss franc versus the U.S. dollar as the
       value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve may raise interest rates. Within the metals markets, losses of approximately 1.1% were experienced primarily during March, April, and June from short futures positions in aluminum and copper as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Additional losses were incurred during April and June from long positions in silver futures as prices reversed lower due to a rise in the value of the U.S. dollar. Smaller losses of approximately 0.6% were recorded within the energy sector, primarily during May and June, from short futures positions in crude oil and its related products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.3% experienced within the global stock index sector, primarily during January and February, from short positions in U.S. equity index futures as prices declined due to disappointing corporate earnings reports. Additional gains were recorded, primarily during May and June, from long positions in Pacific Rim and U.S. equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Smaller gains of approximately 0.2% were experienced within the agricultural markets, primarily during April and June, from short
       positions in lean hog futures as prices fell on
speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns. Additional gains were experienced, primarily during April and May, from long futures positions in soybean meal and soybeans as prices increased on speculation of increased demand from China. Furthermore, gains were achieved from long positions in sugar futures as prices moved higher throughout the second quarter on expectations for a drop in global production.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results of $1,346,586 and expenses totaling $155,956, resulting in net income of $1,190,630 for the three months ended June 30, 2008.  The Partnership?s net asset value per Unit by share Class is provided in the table below.
Share Class			  NAV at 6/30/08		NAV at 3/31/08
A						$1,144.24			   $1,085.40
B						$1,149.43		    	   $1,088.99
C						$1,154.64 		   	   $1,092.58
Z						$1,165.14		   	   $1,099.81

The most significant trading gains of approximately 5.2% were recorded in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in
       gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the agricultural sector, gains of approximately 2.2% were experienced, primarily during June, from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, are developing more slowly than anticipated. Additional gains of approximately 1.1% were recorded within the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower on concerns that surging commodity prices and additional subprime related writedowns may erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Further gains of approximately 0.3% were experienced within the currency sector, primarily during May and June, from long positions in the Mexican peso, Australian dollar, and Brazilian real versus the U.S. dollar moved lower
       against these currencies on concerns of a slowing U.S.
economy. Smaller gains were experienced from short positions in the Japanese yen versus the euro as the value of the Japanese yen decreased relative to the euro after the Bank of Japan downgraded its assessment of the Japanese economy in June and decided to leave interest rates at 0.5%. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.7% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan may not reduce borrowing costs as much as previously expected this year due to accelerating global inflation.

The Partnership recorded total trading results of $2,039,306 and expenses totaling $270,133, resulting in net income of $1,769,173 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit by share Class is provided in the table below.

Share Class			  NAV at 6/30/08		NAV at 12/31/07
A						$1,144.24			   $1,037.76
B						$1,149.43		    	   $1,039.91
C						$1,154.64		   	   $1,042.06
Z						$1,165.14		   	   $1,046.38

The most significant trading gains of approximately 6.3% were experienced within the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the first and second quarters as prices rose in February and March on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the agricultural markets, gains of approximately 4.2% were recorded in the agricultural sector, primarily during January, February, and June, from long futures positions in corn and the soybean complex as prices increased following news that global production may drop, rising energy prices may boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that crops in the Ivory Coast, the world?s largest producer, are developing more slowly than anticipated. Within the currency sector, gains of approximately 2.0% were experienced, primarily during February, March, May, and June, from long positions in the euro, Australian dollar, Mexican peso, and Swiss franc versus the U.S. dollar amid consistently weak
       economic data out of the U.S., which fueled persistent concerns of a possible economic recession. Within the global stock index sector, gains of approximately 1.5% were recorded, primarily during February, March, and June, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 0.6% were experienced within the global interest rate sector, primarily during January and February, from long positions in European fixed income futures as prices moved higher in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. During May and June, newly established short positions in European fixed-income futures resulted in further gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 0.6% were experienced within the metals markets, primarily during January, February, and June, from short futures positions in zinc and nickel as prices declined amid speculation that a continual slowdown in global economic growth may erode demand for base metals.

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

The Trading Companies? Value at Risk in Different Market Sectors
As of June 30, 2009 and 2008, Aspect I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $37,841,056 and $23,083,741, respectively. The Partnership owned
23% and 19%, respectively, of Aspect I, LLC.

Aspect I, LLC
					      June 30, 2009       June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.41)%			(0.64)%
Interest Rate					(1.27)			(0.65)
Equity						(0.18)			(0.57)
Commodity						(0.73)			(1.41)
Aggregate Value at Risk			(1.57)%			(1.69)%


As of June 30, 2009 and 2008, Chesapeake I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $29,131,395 and $40,311,749, respectively. The Partnership owned
26% and 11%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
					       June 30, 2009     June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						 (0.40)%			(0.50)%
Interest Rate					 (0.31)			(0.30)
Equity						 (0.09)			(0.20)
Commodity						 (1.24)			(1.93)
Aggregate Value at Risk			 (1.19)%			(2.09)%

As of June 30, 2009 and 2008, Kaiser I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $43,007,031 and $39,755,035, respectively. The Partnership owned
21% and 12%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
					       June 30, 2009      June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency				 		(0.25)%			(0.07)%
Interest Rate					(0.37)			(0.28)
Equity						(0.26)			(0.25)
Commodity						(0.07)			(0.38)
Aggregate Value at Risk			(0.69)%			(0.46)%



As of June 30, 2009 and 2008, Transtrend II, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $40,753,279 and $39,629,211, respectively. The Partnership owned
22% and 12%, respectively of Transtrend II, LLC.

Transtrend II, LLC
					       June 30, 2009     June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.95)%			(1.45)%
Interest Rate					(0.95)			(0.23)
Equity						(0.57)			(0.40)
Commodity						(0.80)			(1.15)
Aggregate Value at Risk			(2.54)%			(1.67)%


As of June 30, 2009, Strategic, L.L.C.?s total capitalization prior to June 30, 2009 redemptions was $36,710,060. The
Partnership owed 21% of Strategic, L.L.C.


Strategic, L.L.C.
						       June 30, 2009
Primary Market Risk Category	            VaR
Currency				  	       	(0.64)%
Interest Rate					  	(0.70)
Equity						  	(0.28)
Commodity						  	(0.68)
Aggregate Value at Risk			  	(1.36)%



As of June 30, 2009 and 2008, WCM I, LLC?s total capitalization prior to June 30, 2009 and 2008 redemptions was $37,841,056 and
$22,372,863, respectively.  The Partnership owned 23% and 19%, respectively of WCM I, LLC.
WCM I, LLC
					       June 30, 2009      June 30, 2008
Primary Market Risk Category         VaR                VaR
Currency						(0.87)%			(0.36)%
Interest Rate					(0.37)			(0.19)
Equity						(0.46)			(0.47)
Commodity						(0.21)			(0.82)
Aggregate Value at Risk			(0.66)%			(0.95)%
       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above
represents the VaR of the respective Trading Companies? open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the
diversification benefit across asset Classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Trading Companies? high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008 through June 30, 2009.

Aspect I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.64)%	(0.13)%	(0.37)%
Interest Rate					(1.27)	(0.54)	(0.81)
Equity						(0.57)	(0.04)	(0.25)
Commodity						(1.41)	(0.45)	(0.77)
Aggregate Value at Risk			(1.69)%	(0.96)%	(1.30)%




       Chesapeake I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.50)%	(0.39)%	(0.45)%
Interest Rate					(0.52)	(0.30)	(0.38)
Equity						(0.20)	   -		(0.07)
Commodity						(1.93)	(0.34)	(1.00)
Aggregate Value at Risk			(2.09)%	(0.74)%	(1.25)%


Kaiser I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.25)%	  -	 %	(0.09)%
Interest Rate					(0.37)	(0.11)	(0.25)
Equity						(0.41)	(0.05)	(0.25)
Commodity						(0.38)	  -		(0.13)
Aggregate Value at Risk			(0.69)%	(0.12)%	(0.47)%

Transtrend II, LLC
Primary Market Risk Category        High      Low      Average
Currency						(1.45)%	(0.09)%	(0.73)%
Interest Rate					(0.95)	(0.23)	(0.53)
Equity						(0.57)	(0.09)	(0.29)
Commodity						(1.15)	(0.32)	(0.69)
Aggregate Value at Risk			(2.54)%	(0.50)%	(1.38)%

Strategic, L.L.C.
Primary Market Risk Category        High      Low      Average
Currency						(0.81)%	(0.29)%	(0.58)%
Interest Rate					(0.81)	(0.46)	(0.64)
Equity						(0.60)	(0.05)	(0.25)
Commodity						(0.68)	(0.18)	(0.47)
Aggregate Value at Risk			(1.36)%	(0.61)%	(1.03)%

WCM I, LLC
Primary Market Risk Category        High      Low      Average
Currency						(0.87)%	(0.18)%	(0.45)%
Interest Rate					(0.48)	(0.19)	(0.36)
Equity						(0.47)	(0.05)	(0.27)
Commodity						(0.82)	(0.20)	(0.37)
Aggregate Value at Risk			(0.95)%	(0.57)%	(0.73)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership?s potential "risk of ruin".
The VaR tables provided present the results of the Partnership?s VaR for each of the Trading Companies? market risk exposures and on an aggregate basis at June 30, 2009 and 2008. VaR is not necessarily representative of the Trading Companies? historic risk, nor should it be used to predict the Partnership or the Trading Companies? future financial performance or its ability to manage or monitor risk. There can be no assurance that the Trading Companies? actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to:
*	approximately 76% of Aspect I, LLC?s Net Assets.
*	approximately 100% of Chesapeake I, LLC?s Net Assets.
*	approximately 102% of Kaiser I, LLC?s Net Assets.
*	approximately 89% of Transtrend II, LLC?s Net Assets.

*	approximately 96% of Strategic, L.L.C.?s Net Assets.
*	approximately 86% of WCM I, LLC?s Net Assets.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could
       cause the actual results of the Partnership?s risk
controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, the U.S., Japanese, Australian, and Canadian interest rate sectors.
       Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions
       between two currencies other than the U.S. dollar.  At
June 30, 2009, the Partnership?s major exposures were to the euro, Swedish krona, Norwegian krone, Swiss franc, Australian dollar, Canadian dollar, New Zealand dollar, Japanese yen, Czech koruna, Hungarian forint, British pound, Polish zloty, Hong Kong dollar, Russian ruble, Singapore dollar, Taiwan dollar, and Turkish lira currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary market exposures were to the NASDAQ 100 (U.S.), NIKKEI 225 (Japan), Euro Stox 50 (Europe), FTSE 100 (United Kingdom), DAX (Germany), S&P 500 (U.S.), TOPIX (Japan), SPI 200 (Australia), CAC 40 (France), OMX 30 (Sweden), Canadian S&P 60 (Canada), H-Shares (Hong Kong), Euro Stox 600 (Europe), IBEX 35 (Spain), Taiwan (Taiwan), Hang Seng (Hong Kong), S&P MIB (Italy), AEX ( The Netherlands), MSCI World (World), GS Commodity (U.S.), and Dow Jones (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and
       Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

  Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the sugar, soybean meal, soybeans, corn, lean hogs, wheat, cocoa, coffee, live cattle, cotton, soybean oil, feeder cattle, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At June 30, 2009, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, nickel, and lead, as well as precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy. At June 30, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude
       oil and its related products, as well as in natural
gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

  Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in British pounds, euros, Japanese yen, Australian dollars, Swiss francs, South African rand, Hong Kong dollars, Swedish kronor, Hungarian forint, Norwegian kroner, Canadian dollars, Turkish lira, Czech koruny, New Zealand dollars, and Singapore dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS

There have been no material changes from the risk factors included in the Partnership?s Report on Form 10-K/A for the fiscal year ended December 31, 2008 and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2009.


Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS


Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2009, was $62,627,869. The
Partnership received $505,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
3.1!	Certificate of Limited Partnership of Morgan Stanley
Managed Futures MV, L.P., dated February 22, 2007.
3.2!!	Second Amended and Restated Limited Partnership Agreement
of Morgan Stanley Managed Futures MV, L.P., dated
June 1, 2009.
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	June 30, 2009, Morgan Stanley Managed Futures Aspect I,
LLC Interim Financial statements filed herewith.

____________________________________


!		Incorporated by reference from the Registrant?s Form 10 filed on August 8, 2008.

!!		Incorporated by reference from the Registrant?s Form 8K filed on June 4, 2009.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Morgan Stanley Managed Futures MV, L.P.
                      (Registrant)

                      By:   Demeter Management LLC
                            (General Partner)

August 13, 2009       By:   /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

2037: