Form 10-Q
period 2009-09-30
Managed Futures Profile MV, L.P.
filed 2009-11-16
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-53113

MANAGED FUTURES PROFILE MV, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8529352
(State or other jurisdiction of inrporation or organization)	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Morgan Stanley Managed Futures MV, L.P.
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2009 and December 31, 2008	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2009 and 2008	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5

	Notes to Financial Statements	6-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-48

Item 4T.	Controls and Procedures	49

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Securities and Use of Proceeds	50

Item 6.	Exhibits	50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	10,371,662	6,339,110
Investment in TT II, LLC	10,371,662	6,339,110
Investment in Aspect I, LLC	9,814,831	6,339,110
Investment in WNT I, LLC	9,814,831	5,904,563
Investment in Chesapeake I, LLC	8,651,354	5,433,523
Investment in GLC I, LLC	4,325,677	–
Investment in Augustus I, LLC	4,325,677	–
Investment in Strategic, L.L.C.	–	4,082,311

Total Investments in Affiliated Trading Companies, at fair value (cost $55,672,463 and $30,233,608, respectively)	57,675,694	34,437,727
Subscriptions receivable	2,471,883	–
Receivable from Affiliated Trading Companies	8,769,391	1,689,803

Total Assets	68,916,968	36,127,530

LIABILITIES

Payable to Affiliated Trading Companies	10,761,950	–
Redemptions payable	327,649	1,068,224

Total Liabilities	11,089,599	1,068,224

PARTNERS’ CAPITAL
Class A (37,689.753 and 22,051.766 Units, respectively)	41,463,451	25,973,353
Class B (4,998.058 and 3,158.253 Units, respectively)	5,558,181	3,746,101
Class C (8,705.656 and 3,944.412 Units, respectively)	9,786,313	4,711,520
Class Z (887.499 and 518.705 Units, respectively)	1,019,424	628,332

Total Partners’ Capital	57,827,369	35,059,306

Total Liabilities and Partners’ Capital	68,916,968	36,127,530

NET ASSET VALUE PER UNIT
Class A	1,100.12	1,177.84
Class B	1,112.07	1,186.13
Class C	1,124.13	1,194.48
Class Z	1,148.65	1,211.35

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008
	$	$	$	$

EXPENSES
Ongoing Placement Agent fees	230,176	102,353	581,817	251,073
General Partner fees	131,932	58,595	331,203	145,318
Administrative fees	52,773	23,437	132,481	58,127

Total Expenses	414,881	184,385	1,045,501	454,518

NET INVESTMENT LOSS	(414,881)	(184,385)	(1,045,501)	(454,518)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	486,123	148,833	777,856	(157,038)
Net change in unrealized appreciation (depreciation) on investments	953,944	(1,914,381)	(2,200,888)	430,796

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	1,440,067	(1,765,548)	(1,423,032)	273,758

NET INCOME (LOSS)	1,025,186	(1,949,933)	(2,468,533)	(180,760)

NET INCOME (LOSS) ALLOCATION
Class A	706,225	(1,388,901)	(1,857,587)	(194,319)
Class B	85,662	(268,486)	(265,115)	9,428
Class C	210,746	(237,314)	(315,072)	13,997
Class Z	22,553	(55,232)	(30,759)	(9,866)

NET INCOME (LOSS) PER UNIT
Class A	20.08	(94.79)	(64.90)	11.69
Class B	19.34	(93.86)	(69.21)	15.66
Class C	25.47	(92.92)	(50.71)	19.66
Class Z	25.58	(91.01)	(45.92)	27.75

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING

Class A	35,170.542	15,287.680	28,624.171	12,285.420
Class B	4,429.326	3,017.888	3,830.331	2,698.689
Class C	8,275.534	2,652.479	6,212.958	2,524.376
Class Z	881.523	616.202	669.898	484.522

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$

Partners’ Capital,
December 31, 2007	7,228,792	1,874,202	1,747,204	228,054	11,078,252

Subscriptions	10,688,489	2,349,940	1,393,863	453,536	14,885,828

Net Income (Loss)	(194,319)	9,428	13,997	(9,866)	(180,760)

Redemptions	(1,051,639)	(1,210,003)	(165,312)	–	(2,426,954)

Partners’ Capital,
September 30, 2008	16,671,323	3,023,567	2,989,752	671,724	23,356,366

Partners’ Capital,
December 31, 2008	25,973,353	3,746,101	4,711,520	628,332	35,059,306

Subscriptions	23,644,117	3,918,173	6,613,509	539,878	34,715,677

Net Loss	(1,857,587)	(265,115)	(315,072)	(30,759)	(2,468,533)

Redemptions	(6,296,432)	(1,840,978)	(1,223,644)	(118,027)	(9,479,081)

Partners’ Capital,
September 30, 2009	41,463,451	5,558,181	9,786,313	1,019,424	57,827,369

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2007	6,965.765	1,802.277	1,676.682	217.947	10,662.671

Subscriptions	9,896.863	2,268.790	1,282.431	407.417	13,855.501

Redemptions	(976.858)	(1,108.507)	(143.172)	–	(2,228.537)

Ending Units,
September 30, 2008	15,885.770	2,962.560	2,815.941	625.364	22,289.635

Beginning Units,
December 31, 2008	22,051.766	3,158.253	3,944.412	518.705	29,673.136

Subscriptions	21,169.254	3,479.515	5,850.012	468.226	30,967.007

Redemptions	(5,531.267)	(1,639.710)	(1,088.768)	(99.432)	(8,359.177)

Ending Units,
September 30, 2009	37,689.753	4,998.058	8,705.656	887.499	52,280.966

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2009	2008
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(2,468,533)	(180,760)
Adjustments to reconcile net loss:
Purchase of Investments in Affiliated Trading Companies	(34,753,850)	(15,558,965)
Proceeds from sale of Investments in Affiliated Trading Companies	10,092,851	3,254,998
Realized	(777,856)	–
Net change in unrealized (appreciation) depreciation on investments	2,200,888	(430,796)

Increase in operating assets:
Receivable from Affiliated Trading Companies	(7,079,588)	–

Increase in operating liabilities:
Payable to Affiliated Trading Companies	10,761,950	–

Net cash used for operating activities	(22,024,138)	(12,915,523)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	32,243,794	14,885,828
Cash paid for redemptions of Units	(10,219,656)	(1,970,305)

Net cash provided by financing activities	22,024,138	12,915,523

Net change in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	–	–

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Profile MV, L.P. (formerly, Morgan Stanley Managed Futures MV, L.P.) (“Profile MV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

1.  Organization
Managed Futures Profile MV, L.P. (formerly, Morgan Stanley Managed Futures MV, L.P.) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, "Futures Interests") (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  Profile MV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Profile MV, Managed Futures Profile LV, L.P., and Managed Futures Profile HV, L.P. (collectively, the “Profile Series”).

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.  The primary commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”), except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge Financial Inc. (“Newedge”) as its primary commodity broker.  Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

Effective October 1, 2009, Demeter Management LLC (“Demeter”), the general partner of the Partnership and the trading manager of each Trading Company, changed the name of the Partnership and its affiliated Trading Companies.  Please refer to Note 7. Subsequent Events for name changes.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the "Trading Advisors") for the Partnership at September 30, 2009, are as follows:

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney Chesapeake I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney Kaiser I, LLC
(“Kaiser I, LLC”)	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.
Morgan Stanley Smith Barney, WNT I, LLC
(“WNT I, LLC”)	Winton Capital Management Limited
Morgan Stanley Strategic Alternatives, L.L.C.
(“Strategic, L.L.C.)	Bridgewater Associates, Inc. (“Bridgewater”)

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective upon the close of business on September 30, 2009, Bridgewater was terminated as a Trading Advisor to the Partnership, and ceased its activities via investment in Strategic, L.L.C.

Effective as a start of business on October 1, 2009, GLC Limited was added as a Trading Advisor to the Partnership.  Effective October 1, 2009, GLC Limited began trading the Partnership’s assets allocated to Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”).

Effective as a start of business on October 1, 2009, Augustus Asset Managers Limited was added as a Trading Advisor to the Partnership.  Effective October 1, 2009, Augustus Asset Managers Limited began trading the Partnership’s assets allocated to in Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC”).

Demeter may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest ("Units") of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Demeter received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only held by certain individuals affiliated with Morgan Stanley at Demeter’s sole discretion.  Class Z Units are not subject to paying the placement agent fee.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co. and MSIP in futures interest trading accounts to meet margin requirements as needed.  MS&Co. pays each Trading Company at each month end interest income on 100% of its average daily funds held at MS&Co. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to the Trading Company on Futures Interests.

The Partnership pays monthly administrative fees and general partner fees to Demeter.  The Partnership pays placement agent fees to MSSB equal to a percentage of beginning net assets adjusted for additional subscriptions and redemptions.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

ASC 740-10 Income Taxes (which incorporates former FASB No. 109 and FASB Interpretation No. 48, Income Taxes), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.   The 2007 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.   The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments as required by ASC 815-10-15, Derivative and Hedging (formerly, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Fair Value Measurements and Disclosures
As defined by ASC 820-10-55, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments,  interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following tables summarize the valuation of the Partnership’s investments by the above ASC 820-10-55 fair value hierarchy as of September 30, 2009 and December 31, 2008:

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Investment in Kaiser I, LLC	–	10,371,662	n/a	10,371,662
Investment in TT II, LLC	–	10,371,662	n/a	10,371,662
Investment in Aspect I, LLC	–	9,814,831	n/a	9,814,831
Investment in WNT I, LLC	–	9,814,831	n/a	9,814,831
Investment in Chesapeake I, LLC	–	8,651,354	n/a	8,651,354
Investment in GLC I, LLC	–	4,325,677	n/a	4,325,677
Investment in Augustus I, LLC	–	4,325,677	n/a	4,325,677

December 31, 2008
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Investment in Aspect I, LLC	–	6,339,110	n/a	6,339,110
Investment in Kaiser I, LLC	–	6,339,110	n/a	6,339,110
Investment in TT II, LLC	–	6,339,110	n/a	6,339,110
Investment in WNT I, LLC	–	5,904,563	n/a	5,904,563
Investment in Chesapeake I, LLC	–	5,433,523	n/a	5,433,523
Investment in Strategic, L.L.C.	–	4,082,311	n/a	4,082,311

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the net asset value of the Partnership’s pro rata share of each Trading Company.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America.

The Partnership’s investment in the Trading Companies represents approximately: Kaiser I, LLC 18.0%; TT II, LLC 18.0%; Aspect I, LLC 17.0%; WNT I, L.L.C. 17.0%; Chesapeake I, LLC 15.0%, Augustus I, LLC 7.5% and GLC I, LLC 7.5% of the total investments of the Partnership, respectively.

Summarized information for the Partnership’s pro-rata investment in the Trading Companies for the nine months ended September 30, 2009, is as follows:

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment	% of Profile MV’s Partners’ Capital	Fair Value	Profile MV’s pro-rata Net Income/(Loss)	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
Kaiser I, LLC	18.0	10,371,662	(78,168)	117,317	464	20,530
TT II, LLC	18.0	10,371,662	(515,119)	116,349	–	20,361
Aspect I, LLC	17.0	9,814,831	(656,634)	113,988	334	19,948
WNT I, LLC	17.0	9,814,831	(541,370)	113,337	400	19,834
Chesapeake I, LLC	15.0	8,651,354	223,397	99,313	36,531	17,380
Augustus I	7.5	4,325,677	–	–	–	–
GLC I, LLC	7.5	4,325,677	–	–	–	–
Strategic, L.L.C.	–	–	144,862	100,360	36,932	17,563

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.

The table below represents summarized Income Statement information for the Partnership’s Investment in the Trading Companies for the nine months ended September 30, 2009 and 2008, respectively, to meet the requirements of Regulation S-X rule 3-09, as follows:
September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income(Loss)
	$	$	$	$
TT II, LLC	4,675	(776,221)	(1,587,045)	(2,363,266)
Aspect I, LLC	5,958	(694,365)	(2,342,538)	(3,036,903)
WNT I, LLC	5,056	(650,239)	(1,899,105)	(2,549,344)

September 30, 2008	Investment Income	Net Investment Loss	Total Trading Results	Net Income(Loss)
	$	$	$	$
Kaiser I, LLC	321,647	(486,790)	1,111,644	624,854
TT II, LLC	312,791	(1,215,947)	5,274,170	4,058,223
WNT I, LLC	204,343	(687,148)	1,088,565	401,417
Chesapeake I, LLC	299,688	(934,253)	(2,576,972)	(3,511,225)
Cornerstone I, LLC	23,300	4,990	(541,778)	(536,788)

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Recent Accounting Pronouncements
(a)  Fair Value Measurements
ASC 820-10-65, Fair Value Measurements (formerly, FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly),was issued in April 2009.  ASC 820-10-65 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  ASC 820-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Partnership’s financial statements.

(b)  Financial Instruments
ASC 825-10-65, Financial Instruments (formerly, FSP SFAS No. 107-1 and Accounting Principals Board No. 28-1, Interim Disclosures About Fair Value of Financial Instruments), was issued in April 2009.  ASC 825-10-65 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  ASC 825-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 825-10-65 did not have a material impact on the Partnership’s financial statements.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(c)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009.  Management has performed its evaluation of subsequent events through November 16, 2009, the date these financial statements were issued.

(d)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“Update”) addressing Fair Value Measurement and Disclosures Topic, ASC 820.  This Update amended Subtopic 820-10, Fair Value Measurement and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The amendments in the Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment or its equivalent.  Additionally, this Update require disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unfunded commitments and the investment strategies of the investees.  The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  Management is currently evaluating if the adoption of this Update will have an impact on the financial statements of the Partnership.

(e)  Consolidation
In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (formerly, SFAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities).  ASC 810-10 eliminates Interpretation 46(R)’s exception to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  ASC 810-10 is applicable for annual periods after November 15, 2009, and interim periods thereafter.  The Partnership is currently evaluating the impact of the adoption of ASC 810-10 on the Partnership’s financial statements.

7.  Subsequent Events
Effective October 1, 2009, the name of the Partnership was changed from Morgan Stanley Managed Futures MV, L.P. to Managed Futures Profile MV, L.P.  The name change does not have any impact on the operation of the Partnership or its limited partners.

MANAGED FUTURES PROFILE MV, L.P.
(formerly, Morgan Stanley Managed Futures MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Aspect I, LLC to Morgan Stanley Smith Barney Aspect I, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Chesapeake I, LLC to Morgan Stanley Smith Barney Chesapeake Diversified I, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Kaiser I, LLC to Morgan Stanley Smith Barney Kaiser I, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures Transtrend II, LLC to Morgan Stanley Smith Barney TT II, LLC.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures WCM I, LLC to Morgan Stanley Smith Barney WNT I, LLC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity.  MS&Co. and its affiliates act as custodians of each Trading Company’s assets pursuant to customer agreements and foreign exchange customer agreement.  The Partnership allocates substantially all of its assets to multiple Trading Companies. Such assets are deposited in the Trading Companies’ trading accounts with MS&Co. or its affiliates.  The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors.  The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

The Trading Companies investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits".  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies.  The markets for some world currencies have low trading volume and are illiquid, which may prevent the Trading Companies from trading in potentially profitable markets or prevent the Trading Companies from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses.  Either of these market conditions could result in restrictions on redemptions.  For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended

September 30, 2009 and 2008, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the Financial Statements on pages 2 through 23 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total realized/net change in unrealized appreciation (depreciation) on investments of $1,440,067 and expenses totaling $414,881, resulting in net income of $1,025,186 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 6/30/09	NAV at 9/30/09

A	$1,081.10	$1,100.12
B	$1,091.48	$1,112.07
C	$1,101.95	$1,124.13
Z	$1,123.19	$1,148.65

The most significant trading gains of approximately 1.2% were recorded within the agricultural markets, primarily during August, from long futures positions in sugar as prices moved sharply higher following reports of damaged crops in India and reduced yields in Brazil.  Sugar prices continued to climb throughout August, reaching a 28-year high, on deepening concerns that unfavorable weather in producing countries and rising import demand may worsen the global supply shortfall.  Additional gains were experienced from short positions in wheat futures as prices declined during August and September amid favorable weather forecasts in the U.S. Midwest and reports that global wheat inventories may increase next year.  Within the global stock index sector, gains of approximately 1.1% were experienced primarily during August and September from long positions in U.S., European, and Australian equity index futures as prices rose due to positive economic data, as well as increased merger and acquisition activity in the technology sector.  Within the currency sector, gains of approximately 0.9% were recorded primarily during September from long positions in the Australian dollar, New Zealand dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies amid speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S.

central bank indicated that it remained committed to its quantitative easing program.  Meanwhile, the value of the Australian dollar and New Zealand dollar also moved higher in the wake of stronger gold prices, while the Japanese yen was bolstered by better-than-expected economic data out of Japan.  Within the global interest rate sector, gains of approximately 0.8% were experienced primarily during August and September from long positions in European and short-term U.S. fixed-income futures as prices increased on investor sentiment that the slow pace of the global economic recovery and signs of moderate inflation might lead central banks in these regions to maintain low interest rates in the near term.  Additional gains of approximately 0.5% were recorded in the metals markets, primarily during August and September, from long futures positions in gold and silver as prices rose amid a decline in the value of the U.S. dollar.  Smaller gains were experienced from long positions in copper futures as prices moved higher during August following news that China’s economy expanded during the second quarter of 2009 and Chinese manufacturing jumped in July, thereby spurring speculation that demand for base metals might rise.  A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.0% incurred within the energy markets, primarily during July and September, from short futures positions in crude oil and its related products as prices increased after positive economic data spurred optimism that energy demand might rebound.

The Partnership recorded total realized/net change in unrealized appreciation (depreciation) on investments of $(1,423,032) and expenses totaling $1,045,501, resulting in a net loss of $2,468,533 for the nine months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/08	NAV at 9/30/09

A	$1,177.84	$1,100.12
B	$1,186.13	$1,112.07
C	$1,194.48	$1,124.13
Z	$1,211.35	$1,148.65

The most significant trading losses of approximately 1.7% were recorded within the global interest rate sector, primarily during January, April, June, and July.  During January, losses were experienced from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  During the second quarter, long positions in U.S. interest-rate futures resulted in additional losses as prices moved lower after a pledge from G-20 leaders to support the global economy and rising investor confidence sapped demand for the “safe haven” of government bonds.  Furthermore, short positions in Japanese fixed-income futures also recorded losses during June as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy.  Lastly, losses were incurred during July from short positions in U.S. fixed-income futures as prices increased after a government report showed the U.S. unemployment rate rose more than expected in June.  Within the energy markets, losses of approximately 1.7% were experienced primarily during May, June, July, and September from short futures positions in crude oil and its related products as prices increased on optimism that a rebound in global economic growth might boost energy demand.  Within the currency sector, losses of approximately 1.1% were recorded primarily during February, March, April, June, and August.  During February and March, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Additional losses were incurred primarily during March, April, and May from short positions in the euro and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing.  During June and August, further losses were recorded from long positions in the Japanese yen, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid better-than-expected economic data out of the U.S.  Within the metals markets, losses of approximately 0.6% were experienced primarily during March, April, and June from short futures positions in aluminum as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 1.5% recorded within the agricultural sector, primarily during second and third quarters, from long positions in sugar futures as prices increased on expectations of a drop in global production.  Sugar prices continued to climb throughout August, reaching a 28-year high, on deepening concerns that unfavorable weather in producing countries and rising import demand may worsen the global supply shortfall.  Additional gains were experienced from short futures positions in lean hogs as prices fell during April and June amid speculation of a drop in demand due to ongoing swine flu concerns.  Further gains were recorded from short positions in wheat futures as prices declined during August and September amid favorable weather forecasts in the U.S. Midwest and reports that global wheat inventories may increase next year.  Within the global stock index sector, gains of approximately 1.4% were experienced during January, February, May, June, August, and September.  Gains were recorded during January and February from short positions in U.S. equity index futures as prices declined due to disappointing corporate earnings reports.  Additional gains were experienced during May and June from long positions in Pacific Rim and U.S. equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion to cushion the global economy from further financial turmoil.  Lastly, during August and September, long positions in U.S., European, and Australian equity index futures resulted in gains as prices rose due to positive economic data, as well as increased merger and acquisition activity in the technology sector.

For the Three and Nine Months Ended September 30, 2008

The Partnership recorded total realized/net change in unrealized appreciation (depreciation) on investments of $(1,765,548) and expenses totaling $184,385, resulting in a net loss of $1,949,933 for the three months ended September 30, 2008.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/08	NAV at 9/30/08

A	$1,144.24	$1,049.45
B	$1,149.43	$1,055.57
C	$1,154.64	$1,061.72
Z	$1,165.14	$1,074.13

The most significant trading losses of approximately 3.2% were incurred within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices moved lower amid signs that the U.S. economic slump may extend into 2009 and curb future energy demand.  Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico.  Within the agricultural markets, losses of approximately 2.9% were experienced primarily during July and August from long futures positions in the soybean complex and corn as prices declined on news that favorable weather may improve crop conditions in the U.S. Midwest.  Prices also moved lower amid speculation that a slowing U.S. economy may reduce demand for alternative biofuels.  Additional losses were recorded in July from long positions in cocoa futures as prices decreased following news of a rise in exports from the Ivory Coast, the world’s largest cocoa producer.  Within the currency sector, losses of approximately 2.1% were incurred primarily during August and September from long positions in the euro, Mexican peso, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies in tandem with surging U.S. Treasury prices amid a worldwide “flight-to-quality” due to fears of an intense credit crunch and subsequent global recession.  Within the metals markets, losses of approximately 0.6% were experienced primarily during July and August from long positions in gold and silver futures as prices dropped due to a rise in the value of the U.S. dollar.  Additional losses were recorded during July from long positions in copper futures as prices declined on concerns that slowing economic growth may erode demand for base metals.  Smaller losses of approximately 0.5% were incurred within the global interest rate sector, primarily during July, from short positions in European fixed-income futures as prices increased amid a worldwide “flight-to-quality” due to a sharp drop in the global equity markets and worries regarding the fundamental health of the world’s financial system.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 1.9% recorded within the global stock index sector, primarily during September, from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.  Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.

The Partnership recorded total realized/net change in unrealized appreciation (depreciation) on investments of $273,758 and expenses totaling $454,518, resulting in a net loss of $180,760 for the nine months ended September 30, 2008.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 12/31/07	NAV at 9/30/08

A	$1,037.76	$1,049.45
B	$1,039.91	$1,055.57
C	$1,042.06	$1,061.72
Z	$1,046.38	$1,074.13

The most significant trading gains of approximately 3.5% were experienced within the global stock index sector, primarily during February, March, June, and July, from short positions in U.S., European, and Pacific Rim equity index futures as prices declined on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth.  Additional gains were experienced in September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market volatility and turmoil.  Within the energy markets, gains of approximately 3.0% were recorded primarily during February, March, April, May, and June from long futures positions in crude oil and its related products as prices moved higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.  Within the agricultural sector, gains of approximately 1.2% were experienced primarily during January, February and June from long futures positions in cocoa as prices rose on speculation that crops in the Ivory Coast, the world’s largest producer, were developing more slowly than anticipated.  Additional gains were recorded from short positions in cotton futures, primarily during the third quarter, as prices decreased after the U.S. Department of Agriculture reported exports remained below average due to a drop in demand.  Elsewhere, long positions in wheat futures resulted in further gains as prices increased during January and February due to diminishing stockpiles and rising global demand.  Smaller gains of approximately 0.1% were experienced within the global interest rate sector, primarily during January, February, May, June, and August from long positions in U.S. and Australian fixed-income futures as prices moved higher in a worldwide “flight-to-quality” following the aforementioned drop in the global equity markets throughout most of the year and worries regarding the fundamental health of the global economy and financial system.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Trading Companies, each of which invests substantially all of its assets in the trading program of an unaffiliated Trading Advisor.  The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes, and substantially all of the respective Trading Companies’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies’ main line of business.

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities.  These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The total market risk of the respective Trading Companies may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Trading Companies’ open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Trading Companies is typically many times the applicable margin requirements.  Margin requirements generally range between 2% and 15% of contract face value.  Additionally, the use of leverage causes the face value of the market sector instruments held by the Trading Companies typically to be many times the total capitalization of the Trading Companies.

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results.  Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading.  The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date disclosed under the "Trading Companies’ Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the

Private Securities Litigation Reform Act of 1995 (set forth in Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies account for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Companies’ open positions is directly reflected in the Trading Companies’ earnings and cash flow.

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  VaR for a particular market sector is estimated by Demeter using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponds to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Demeter uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Demeter to generate a distribution of daily "simulated profit and loss" outcomes.

The Trading Companies’ VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2009 and 2008, Aspect I, LLC’s total capitalization was $44,225,925 and $24,591,171, respectively.  The Partnership owned approximately 22% and 17%, respectively, of Aspect I, LLC.

Aspect I, LLC
	September 30, 2009	September 30, 2008
Primary Market Risk Category	VAR	VAR

Currency	(0.61)%	(0.16)%
Interest Rate	(1.34)	(0.66)
Equity	(1.64)	(0.19)
Commodity	(0.90)	(0.60)
Aggregate Value at Risk	(2.16)%	(0.97)%

As of September 30, 2009 and 2008, Chesapeake I, LLC’s total capitalization was $28,474,572 and $31,971,829, respectively.  The Partnership owned approximately 30% and 12%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	September 30, 2009	September 30, 2008
Primary Market Risk Category	VAR	VAR

Currency	(0.54)%	(0.43)%
Interest Rate	(0.60)	(0.42)
Equity	(3.51)	(0.18)
Commodity	(2.10)	(0.59)
Aggregate Value at Risk	(4.71)%	(0.83)%

As of September 30, 2009 and 2008, Kaiser I, LLC’s total capitalization was $43,418,346 and $39,677,959, respectively.  The Partnership owned approximately 24% and 12%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	September 30, 2009	September 30, 2008
Primary Market Risk Category	VAR	VAR

Currency	(0.19)%	(0.01)%
Interest Rate	(0.81)	(0.02)
Equity	(0.36)	(0.09)
Commodity	(0.08)	(0.04)
Aggregate Value at Risk	(0.81)%	(0.12)%

As of September 30, 2009 and 2008, TT II, LLC’s total capitalization was $41,609,700 and $40,291,246, respectively.  The Partnership owned approximately 25% and 12%, respectively, of TT II, LLC.

TT II, LLC
	September 30, 2009	September 30, 2008
Primary Market Risk Category	VAR	VAR

Currency	(1.12)%	(0.21)%
Interest Rate	(1.08)	(0.42)
Equity	(0.91)	(0.36)
Commodity	(0.87)	(0.87)
Aggregate Value at Risk	(1.92)%	(1.24)%

As of September 30, 2009 and 2008, Strategic, L.L.C.’s total capitalization was $0 and $31,324,568, respectively.  The Partnership owned approximately 0% and 8%, respectively, of Strategic, L.L.C.
Strategic, L.L.C.
	September 30, 2009	September 30, 2008
Primary Market Risk Category	VAR	VAR

Currency	–	(0.69)%
Interest Rate	–	(0.94)
Equity	–	(0.36)
Commodity	–	(0.22)
Aggregate Value at Risk	–	(1.03)%

As of September 30, 2009 and 2008, WNT, L.L.C.’s total capitalization was $42,792,826 and $24,038,828, respectively.  The Partnership owned approximately 23% and 16%, respectively, of WNT I, LLC.

WNT I, LLC
	September 30, 2009	September 30, 2008
Primary Market Risk Category	VAR	VAR

Currency	(0.82)%	(0.15)%
Interest Rate	(0.79)	(0.36)
Equity	(0.94)	(0.30)
Commodity	(0.39)	(0.16)
Aggregate Value at Risk	(1.48)%	(0.59)%

As of September 30, 2009, Augustus I, LLC’s total capitalization was $18,136,050.  The Partnership owned 24% of Augustus I, LLC.

Augustus I, LLC began trading assets for Profile MV effective October 1, 2009.

As of September 30, 2009, GLC I, LLC’s total capitalization was $18,136,050.  The Partnership owned 24% of GLC I, LLC.

GLC I, LLC began trading assets for Profile MV effective October 1, 2009.

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies’ open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end periods from October 1, 2008 through September 30, 2009.

Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.61)%	(0.13)%	(0.36)%
Interest Rate	(1.34)	(0.54)	(0.98)
Equity	(1.64)	(0.04)	(0.52)
Commodity	(0.90)	(0.45)	(0.64)
Aggregate Value at Risk	(2.16)%	(0.96)%	(1.42)%

Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.54)%	(0.39)%	(0.45)%
Interest Rate	(0.60)	(0.31)	(0.46)
Equity	(3.51)	–	(0.90)
Commodity	(2.10)	(0.34)	(1.05)
Aggregate Value at Risk	(4.71)%	(0.74)%	(1.90)%

Kaiser I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.25)%	– %	(0.12)%
Interest Rate	(0.81)	(0.11)	(0.38)
Equity	(0.41)	(0.05)	(0.27)
Commodity	(0.08)	–	(0.05)
Aggregate Value at Risk	(0.81)%	(0.12)%	(0.56)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.12)%	(0.09)%	(0.64)%
Interest Rate	(1.08)	(0.32)	(0.74)
Equity	(0.91)	(0.09)	(0.42)
Commodity	(0.87)	(0.32)	(0.62)
Aggregate Value at Risk	(2.54)%	(0.50)%	(1.44)%

Strategic, L.L.C.

Primary Market Risk Category	High	Low	Average

Currency	(0.64)%	–	(0.38)%
Interest Rate	(0.70)	–	(0.43)
Equity	(0.28)	–	(0.11)
Commodity	(0.68)	–	(0.32)
Aggregate Value at Risk	(1.36)%	–	(0.72)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.87)%	(0.18)%	(0.56)%
Interest Rate	(0.79)	(0.37)	(0.51)
Equity	(0.94)	(0.05)	(0.39)
Commodity	(0.39)	(0.20)	(0.27)
Aggregate Value at Risk	(1.48)%	(0.57)%	(0.87)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:
•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
•	changes in portfolio value caused by market movements may differ from those of the VaR model;
•	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
•	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership’s potential "risk of ruin".

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at September 30, 2009 and 2008, and for the four quarter-end reporting periods from October 1, 2008, through September 30, 2009.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MS&Co.; as of September 30, 2009, such amount was equal to:
•	approximately 84% of Aspect I, LLC’s net assets.
•	approximately 87% of Chesapeake I, LLC’s net assets.
•	approximately 92% of Kaiser I, LLC’s net assets.
•	approximately 82% of TT II, LLC’s net assets.
•	approximately 89% of WNT I, LLC.’s net assets.

A decline in short-term interest rates would result in a decline in the Trading Companies’ cash management income.  This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Trading Companies’ market-sensitive instruments, in relation to the Trading Companies’ net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisor for each Trading Company, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2009, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at September 30, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2009, the Partnership’s primary market exposures were to the FTSE 100 (United Kingdom), DAX (Germany), S&P 500 (U.S.), Canadian S&P 60 (Canada), Euro Stox 50

(Europe), SPI 200 (Australia), CAC 40 (France), NIKKEI 225 (Japan),  NASDAQ 100 (U.S.), Hang Seng (Hong Kong), IBEX 35 (Spain), Taiwan (Taiwan), H-Shares (Hong Kong), Russell 2000 (U.S.), AEX (The Netherlands), S&P Midcap (U.S.), S&P MIB (Italy), OMX 30 (Sweden), Dow Jones (U.S.), S&P Nifty (India), All Share (South Africa), TOPIX (Japan), and Euro Stox 600 (Europe) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.  The third largest market exposure of the Partnership at September 30, 2009, was to the global interest rate sector.  Exposure was primarily spread across the European, the U.S., Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At September 30, 2009, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At September 30, 2009, the Partnership’s major exposures were to the euro, Czech koruna, Hungarian forint, Polish zloty, Norwegian krone, Swedish krona, Australian dollar, Canadian dollar, Japanese yen, British pound, Swiss franc, New Zealand dollar, Russian ruble, Taiwan dollar, Hong Kong dollar, and Romanian leu currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2009, was to the markets that comprise these sectors.  Most of the exposure was to the sugar, wheat, cocoa, soybean meal, live cattle, corn, lean hogs, soybeans, coffee, cotton, soybean oil, feeder cattle, and rapeseed markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  At September 30, 2009, the Partnership had market exposure to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of precious metals, such as silver, gold, palladium, and platinum, as well as base metals, such as copper, zinc, nickel, aluminum, lead, and tin.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At September 30, 2009, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.  Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2009:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2009, were in British pounds, Japanese yen, euros, Australian dollars, Hungarian forint, South African rand, Norwegian kroner, Swedish kronor, Czech koruny, Hong Kong dollars, Swiss francs, Turkish lira, New Zealand dollars, Canadian dollars, and Singapore dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4T.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonable likely to affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2009, was $70,383,587.  The Partnership received $505,000 in consideration from the sale of Units to Demeter.

Item 6.  EXHIBITS
10.1*	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, Demeter Management LLC and Augustus Asset Managers Limited, dated September 28, 2009.

10.2*	Advisory Agreement among Morgan Stanley Smith Barney GLC I, LLC, Demeter Management LLC and GLC Limited, dated October 1, 2009.

31.01	Certification of President of Demeter Management LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested with respect to the omitted portions of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Profile MV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 16, 2009	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.