Form 10-Q
period 2010-06-30
Managed Futures Profile MV, L.P.
filed 2010-08-13
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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

MANAGED FUTURES PROFILE MV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Notes to Financial Statements	6-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-47

Item 4.	Controls and Procedures	48

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Securities and Use of Proceeds	49

Item 6.	Exhibits	49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	11,018,798	10,332,670
Investment in WNT I, LLC	11,010,716	10,215,847
Investment in Aspect I, LLC	10,401,947	9,966,139
Investment in TT II, LLC	10,285,687	9,881,734
Investment in Chesapeake I, LLC	5,520,720	9,259,009
Investment in Augustus I, LLC	4,547,923	4,538,004
Investment in GLC I, LLC	4,455,733	4,584,958

Total Investments in Affiliated Trading Companies, at fair value (cost $56,814,760 and $57,815,090 respectively)	57,241,524	58,778,361

Receivable from Affiliated Trading Companies	548,323	–
Subscriptions receivable	262,510	1,827,289

Total Assets	58,052,357	60,605,650

LIABILITIES

Redemptions payable	659,137	880,156
Payable to Affiliated Trading Companies	—	791,664

Total Liabilities	659,137	1,671,820

PARTNERS’ CAPITAL
Class A (40,347.522 and 40,464.124 Units, respectively)	42,213,760	43,345,191
Class B (6,011.609 and 5,330.595 Units, respectively)	6,381,978	5,779,409
Class C (7,133.658 and 7,924.148 Units, respectively)	7,684,233	8,695,492
Class Z (1,003.833 and 990.781 Units, respectively)	1,113,249	1,113,738

Total Partners’ Capital	57,393,220	58,933,830

Total Liabilities and Partners’ Capital	58,052,357	60,605,650

NET ASSET VALUE PER UNIT
Class A	1,046.25	1,071.20
Class B	1,061.61	1,084.19
Class C	1,077.18	1,097.34
Class Z	1,108.99	1,124.10

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	265,335	190,094	524,015	351,641
General Partner fees	149,843	108,871	295,982	199,271
Administrative fees	59,937	43,548	118,393	79,708

Total Expenses	475,115	342,513	938,390	630,620

NET INVESTMENT LOSS	(475,115)	(342,513)	(938,390)	(630,620)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON
INVESTMENTS
Realized	59,645	—	226,580	291,733
Net change in unrealized depreciation
on investments	(1,954,324)	(2,251,966)	(536,507)	(3,154,832)

Total Realized/Net Change in Unrealized
Depreciation on Investments	(1,894,679)	(2,251,966)	(309,927)	(2,863,099)

NET LOSS	(2,369,794)	(2,594,479)	(1,248,317)	(3,493,719)

NET LOSS ALLOCATION

Class A	(1,763,741)	(1,865,946)	(939,268)	(2,563,812)
Class B	(253,586)	(262,998)	(131,259)	(350,777)
Class C	(312,078)	(424,846)	(162,301)	(525,818)
Class Z	(40,389)	(40,689)	(15,489)	(53,312)

NET LOSS PER UNIT *

Class A	(43.47)	(64.20)	(24.95)	(98.28)
Class B	(42.70)	(64.58)	(22.58)	(96.77)
Class C	(41.91)	(64.13)	(20.16)	(100.68)
Class Z	(40.24)	(63.66)	(15.11)	(92.03)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING

Class A	40,784.152	29,062.533	41,002.415	26,087.604
Class B	5,938.465	4,072.705	5,714.460	3,625.037
Class C	7,373.250	6,624.566	7,566.520	5,222.894
Class Z	1,003.833	639.196	997.343	579.283

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$

Partners’ Capital,
December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830

Subscriptions	3,857,829	733,828	—	15,000	4,606,657

Net Loss	(939,268)	(131,259)	(162,301)	(15,489)	(1,248,317)

Redemptions	(4,049,992)	—	(848,958)	—	(4,898,950)

Partners’ Capital,
June 30, 2010	42,213,760	6,381,978	7,684,233	1,113,249	57,393,220

Partners’ Capital,
December 31, 2008	25,973,353	3,746,101	4,711,520	628,332	35,059,306

Subscriptions	18,449,716	3,087,415	4,892,950	529,878	26,959,959

Net Loss	(2,563,812)	(350,777)	(525,818)	(53,312)	(3,493,719)

Redemptions	(5,031,582)	(1,458,401)	(892,074)	(118,027)	(7,500,084)

Partners’ Capital,
June 30, 2009	36,827,675	5,024,338	8,186,578	986,871	51,025,462

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2009	40,464.124	5,330.595	7,924.148	990.781	54,709.648

Subscriptions	3,657.703	681.014	—	13.052	4,351.769

Redemptions	(3,774.305)	—	(790.490)	—	(4,564.795)

Ending Units,
June 30, 2010	40,347.522	6,011.609	7,133.658	1,003.833	54,496.622

Beginning Units,
December 31, 2008	22,051.766	3,158.253	3,944.412	518.705	29,673.136

Subscriptions	16,373.025	2,729.579	4,268.805	459.359	23,830.768

Redemptions	(4,359.812)	(1,284.594)	(784.053)	(99.432)	(6,527.891)

Ending Units,
June 30, 2009	34,064.979	4,603.238	7,429.164	878.632	46,976.013

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(1,248,317)	(3,493,719)
Adjustments to reconcile net loss:
Purchase of Investments in Affiliated Trading Companies	(2,753,526)	(20,640,285)
Proceeds from sale of Investments in Affiliated Trading Companies	3,980,436	1,323,464
Realized	(226,580)	(291,733)
Net change in unrealized depreciation on investments	536,507	3,154,832

(Increase) decrease in operating assets:
Receivable from Affiliated Trading Companies	(548,323)	1,689,803

Increase (decrease) in operating liabilities:
Payable to Affiliated Trading Companies	(791,664)	4,588,839

Net cash used for operating activities	(1,051,467)	(13,668,799)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	6,171,436	20,645,761
Cash paid for redemptions of Units	(5,119,969)	(6,976,962)

Net cash provided by financing activities	1,051,467	13,668,799

Net change in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	–	–

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement.  The non-clearing commodity broker for the Trading Companies is Morgan Stanley Smith Barney LLC “(MSSB”) as of May 1, 2010.  The clearing commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”), except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (formerly, Newedge Financial Inc.) (“Newedge”) as its primary commodity broker.  Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company’s clearing commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the "Trading Advisors") for the Partnership at June 30, 2010, are as follows:

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

Demeter Management LLC (“Demeter”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.    MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Demeter may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest ("Units") of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the “Classes”).  As of June 30, 2010 and December 31, 2009, there were no Class D Units outstanding.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Demeter received Class Z Units with respect to its investment in the Partnership.

Demeter is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Demeter’s sole discretion.  Class Z Unit holders are not subject to paying the ongoing placement agent fee.

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co., MSIP, and MSSB in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

include monies owed to the Trading Companies on Futures Interests.   MS&Co. and MSSB will retain any excess interest not paid to each Trading Company.

The Partnership pays monthly administrative fees and general partner fees to Demeter.  The Partnership pays to MSSB, the principal subsidiary of MSSBH, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period on the relevant futures exchange.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.   The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Trading Companies account for their derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:
1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

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

June 30, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	11,018,798	n/a	11,018,798
Investment in WNT I, LLC	–	11,010,716	n/a	11,010,716
Investment in Aspect I, LLC	–	10,401,947	n/a	10,401,947
Investment in TT II, LLC	–	10,285,687	n/a	10,285,687
Investment in Chesapeake I, LLC	–	5,520,720	n/a	5,520,720
Investment in Augustus I, LLC	–	4,547,923	n/a	4,547,923
Investment in GLC I, LLC	–	4,455,733	n/a	4,455,733

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	10,332,670	n/a	10,332,670
Investment in WNT I, LLC	–	10,215,847	n/a	10,215,847
Investment in Aspect I, LLC	–	9,966,139	n/a	9,966,139
Investment in TT II, LLC	–	9,881,734	n/a	9,881,734
Investment in Chesapeake I, LLC	–	9,259,009	n/a	9,259,009
Investment in GLC I, LLC	–	4,584,958	n/a	4,584,958
Investment in Augustus I, LLC	–	4,538,004	n/a	4,538,004

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the Partnership’s pro rata share of each Trading Company’s net asset value.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2010, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 19.20%; WNT I, LLC 19.18%; Aspect I, LLC 18.12%; TT II, LLC 17.92%; Chesapeake I, LLC        9.62%; Augustus I, LLC 7.92%; and GLC I, LLC 7.76% of Profile MV’s Partners’ Capital, respectively.

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: Kaiser I, LLC 17.53%; WNT I, LLC 17.33%; Aspect I, LLC 16.91%; TT II, LLC, 16.77%; Chesapeake I, LLC 15.71%; Augustus I, LLC 7.70%; and GLC I, LLC 7.78% of Profile MV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2010 and 2009, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	218	(287,992)	2,365,060	2,077,068
WNT I, LLC	268	(473,865)	1,525,950	1,052,085
Aspect I, LLC	(680)	(322,174)	219,680	(102,494)
TT II, LLC	822	(289,991)	(1,109,594)	(1,399,585)
Chesapeake I, LLC	(10,242)	(198,680)	(5,087,762)	(5,286,442)
GLC I, LLC	841	(111,138)	(1,578,200)	(1,689,338)

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2010	Investment Income (Loss)	Net Investment (Loss)	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	218	(582,844)	2,093,119	1,510,275
WNT I, LLC	348	(770,738)	3,790,747	3,020,009
Aspect I, LLC	(2,097)	(628,146)	2,213,764	1,585,618
TT II, LLC	(1,933)	(575,295)	2,095,536	1,520,241
Chesapeake I, LLC	(21,724)	(424,038)	(4,766,347)	(5,190,385)
GLC I, LLC	527	(211,997)	(1,600,458)	(1,812,455)

For the Three Months Ended June 30, 2009	Investment (Loss)	Net Investment (Loss)	Total Trading Results	Net (Loss)
	$	$	$	$
Aspect I, LLC	(934)	(232,487)	(4,248,457)	(4,480,944)

For the Six Months Ended June 30, 2009	Investment Income	Net Investment (Loss)	Total Trading Results	Net (Loss)
	$	$	$	$
Aspect I, LLC	5,024	(428,364)	(4,790,493)	(5,218,857)

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(e)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In September 2009, the FASB issued updated guidance on Fair Value Measurement and Disclosures-Overall for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent.  The updated guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the updated guidance on the basis of the net asset value per share of the investment or its equivalent.  Additionally, the updated guidance requires disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees.  The updated guidance is effective for interim and annual periods ending after December 15, 2009.  Management believes that the adoption of this guidance did not have a material impact on the financial statements of the Partnership.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(f)  Improving Disclosures about Fair Value Measurements
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

(g)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods after November 15, 2009, and interim periods thereafter.  Effective

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June

30,  2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(1,894,679) and expenses totaling $475,115, resulting in a net loss of $2,369,794 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/10	NAV at 3/31/10

A	$1,046.25	$1,089.72
B	$1,061.61	$1,104.31
C	$1,077.18	$1,119.09
Z	$1,108.99	$1,149.23

The most significant trading losses of approximately 2.5% were incurred within the global stock index markets, primarily during May, from long positions in U.S., Pacific Rim, and European equity index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices continued to fall throughout the month due to uncertainty regarding policy actions in Europe and the impact on global economic growth. Within the energy sector, losses of approximately 2.0% were experienced primarily during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Within the currency markets, losses of approximately 0.8% were recorded primarily during May and June. In May, losses were experienced from long positions in the Mexican peso, Australian dollar, Canadian dollar, and New Zealand dollar versus the U.S. dollar as the value of these currencies fell against the U.S. dollar amid concern over the aforementioned Greek government debt crisis, which reduced demand for higher-yielding currency assets. Additional losses were incurred during June from short positions in the Swiss franc and British pound versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after a report revealed industrial production in the Euro-Zone was up 9.5% in April from a year ago and the U.K. government predicted that real Gross Domestic Product in the region may be better than previously estimated. Losses of approximately 0.8% were recorded within the agricultural complex, primarily during May and June. In May, long positions in cocoa futures resulted in losses as prices moved lower amid news that cocoa processing, an indication of demand, is far below levels of two years ago. During June, losses were incurred due to short positions in corn as prices increased at the end of the month after a government report revealed that U.S. growers planted less of the grain than anticipated. Within the metals markets, losses of approximately 0.7% were experienced primarily during May from long futures positions in aluminum, copper, zinc, and nickel as prices were pressured lower following news that an index of Chinese manufacturing dropped to a six-month low, spurring concern that demand for base metals might be slipping. A portion of the Partnership’s losses for the quarter was offset by gains of approximately 4.3% experienced within the global interest sector from long positions in U.S., European, and Pacific Rim fixed-income futures as prices trended higher throughout the quarter due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Prices also rose as the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds.

The Partnership recorded total realized/net change in unrealized depreciation on investments totaling $(309,927) and expenses totaling $938,390, resulting in a net loss of $1,248,317 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/10	NAV at 12/31/09

A	$1,046.25	$1,071.20
B	$1,061.61	$1,084.19
C	$1,077.18	$1,097.34
Z	$1,108.99	$1,124.10

The most significant trading losses of approximately 2.4% were incurred within the global stock index markets, primarily during January, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports. Further losses were experienced during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence. Within the agricultural complex, losses of approximately 1.8% were recorded primarily during February, March, April, and May from long futures positions in sugar as prices reversed lower and continued to fall amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers. Additional losses were incurred during June from short positions in corn as prices increased at the end of the month after a government report revealed that U.S. growers planted less of the grain than anticipated. Losses of approximately 1.4% were incurred within the energy markets, primarily during January and May, from long futures positions in crude oil and its related products as prices declined on continued worries that a slowdown in the global economic recovery may weaken energy demand. During June, newly established short futures positions in crude oil and its related products resulted in losses as prices reversed higher following news that crude inventories dropped the most in six months. Within the metals sector, losses of approximately 0.4% were recorded primarily during January from long futures positions in copper, aluminum, and zinc as prices fell sharply on speculation that demand for base metals may wane. During May, additional losses were incurred from long futures positions in aluminum, copper, zinc, and nickel as prices were pressured lower following news that an index of Chinese manufacturing dropped to a six-month low, spurring continued concerns that demand for base metals might be slipping. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate sector from long positions in European, U.S., and Japanese fixed-income futures as prices trended higher throughout a majority of the first half of the year due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Smaller gains of approximately 1.0% were experienced within the currency markets, primarily during February, from short positions in the British pound, euro, and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar amid concerns that Greece’s fiscal struggles might begin to spread and that the nation’s debt rating may be downgraded again. In March, gains in the currency markets were recorded from long positions in the Mexican peso and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. During April, further gains were achieved from short positions in the euro versus the U.S. dollar as the value of the euro fell relative to the U.S. dollar amid concern Greece might struggle to raise further funds, thereby reducing demand for European currency assets.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,251,966) and expenses totaling $342,513, resulting in a net loss of $2,594,479 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/09	NAV at 3/31/09

A	$1,081.10	$1,148.37
B	$1,091.48	$1,157.92
C	$1,101.95	$1,167.54
Z	$1,123.19	$1,187.01

The most significant trading losses of approximately 2.2% were incurred in the global fixed-income sector during April from long positions in U.S. and European fixed-income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Additional losses were recorded in June from long positions in short-term U.S. and European interest rate futures as prices declined amid rising investor confidence.  Meanwhile, short positions in Japanese fixed-income futures also resulted in losses, primarily during June, as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy.  Within the energy sector, losses of approximately 1.1% were recorded primarily during May and the first half of June from short futures positions in crude oil and its related products, as well as in natural gas, as prices reversed higher on optimism that a possible rebound in global economic growth   might boost energy demand.  Losses of approximately 0.9% were experienced within the metals complex throughout a majority of the quarter from short positions in aluminum and nickel futures as prices moved higher due to sentiment that efforts by the Chinese government to revive the nation’s economy might boost demand for base metals. Elsewhere in the metals complex, long positions in silver futures resulted in losses as prices reversed lower in April and June due to a sharp rise in the value of the U.S. dollar.  Smaller losses of 0.8% were incurred within the currency sector, primarily during April and May, from short positions in the euro, British pound, Japanese yen, Canadian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first half of the quarter after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were recorded during June from long positions in the euro, British pound, Canadian dollar, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve might raise interest rates.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.4% experienced within the agricultural markets, primarily during April and June, from short positions in lean hog futures as prices fell on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns.  Additional gains were experienced, primarily during April and May, from long futures positions in soybean meal and soybeans as prices increased on speculation of increased demand from China.  Furthermore, gains were achieved from long positions in sugar futures as prices moved higher throughout a majority of the second quarter on expectations for a drop in global production.  Within the global stock index sector, gains of approximately 0.1% were recorded primarily during May and June from long positions in Pacific Rim and U.S. equity index futures as prices rose amid better-than-expected corporate earnings reports and news that   G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,863,099) and expenses totaling $630,620, resulting in a net loss of $3,493,719 for the six months ended June 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/09	NAV at 12/31/08

A	$1,081.10	$1,177.84
B	$1,091.48	$1,186.13
C	$1,101.95	$1,194.48
Z	$1,123.19	$1,211.35

The most significant trading losses of approximately 2.5% were incurred within the global interest rate sector, primarily during January, from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales may increase as governments around the world boost spending in an effort to ease the deepening economic slump.  During the second quarter, long positions in U.S. and European interest-rate futures resulted in additional losses as prices moved lower during April after a pledge from G-20 leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Further losses were recorded during June from long positions in short-term U.S., European, and Australian fixed-income futures as prices declined amid rising investor confidence.  Lastly, short positions in Japanese fixed-income futures also resulted in losses during June as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy.  Within the currency sector, losses of approximately 1.9% were experienced, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Further losses were recorded, primarily during March, April and May, from short positions in the euro, British pound, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending.  The value of the U.S. dollar was also pressured lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  During June, further losses were recorded from newly established long positions in the Japanese yen, euro, British pound, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid speculation that the U.S. Federal Reserve may raise interest rates.  Within the metals markets, losses of approximately 1.1% were experienced primarily during March, April, and June from short futures positions in aluminum and copper as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Additional losses were incurred during April and June from long positions in silver futures as prices reversed lower due to a rise in the value of the U.S. dollar.  Smaller losses of approximately 0.6% were recorded within the energy sector, primarily during

May and June, from short futures positions in crude oil and its related products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.3% experienced within the global stock index sector, primarily during January and February, from short positions in U.S. equity index futures as prices declined due to disappointing corporate earnings reports.  Additional gains were recorded, primarily during May and June, from long positions in Pacific Rim and U.S. equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Smaller gains of approximately 0.2% were experienced within the agricultural markets, primarily during April and June, from short positions in lean hog futures as prices fell on speculation that demand for U.S. pork products might remain sluggish amid ongoing swine flu concerns.  Additional gains were experienced, primarily during April and May, from long futures positions in soybean meal and soybeans as prices increased on speculation of increased demand from China.  Furthermore, gains were achieved from long positions in sugar futures as prices moved higher throughout the second quarter on expectations for a drop in global production

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2010 and 2009, Aspect I, LLC’s total capitalization was $49,529,035 and $37,841,056, respectively.  The Partnership owned approximately 21% and 23%, respectively, of Aspect I, LLC.

Aspect I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.33)%	(0.41)%
Interest Rate	(1.27)	(1.27)
Equity	(0.22)	(0.18)
Commodity	(0.76)	(0.73)
Aggregate Value at Risk	(1.56)%	(1.57)%

As of June 30, 2010, Augustus I, LLC’s total capitalization was $18,386,161. The Partnership owned approximately 25% of Augustus I, LLC.  Effective October 1, 2009, Augustus I, LLC was added as a Trading Company.

Augustus I, LLC
June 30, 2010
Primary Market Risk Category	VaR

Currency	(1.07)%
Interest Rate	(0.71)
Aggregate Value at Risk	(1.57)%

As of June 30, 2010 and 2009, Chesapeake I, LLC’s total capitalization was $18,323,005 and $26,532,071, respectively.  The Partnership owned approximately 30% and 29%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	June 30, 2010	June 10, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.49)%	(0.40)%
Interest Rate	(1.39)	(0.31)
Equity	(2.15)	(0.09)
Commodity	(2.25)	(1.24)
Aggregate Value at Risk	(2.88)%	(1.19)%

As of June 30, 2010, GLC I, LLC’s total capitalization was $18,015,327.  The Partnership owned approximately 25% of GLC I, LLC.  Effective October 1, 2009, GLC I, LLC was added as a Trading Company.

GLC  I, LLC
June 30, 2010
Primary Market Risk Category	VaR

Currency	(0.79)%
Interest Rate	(0.51)
Equity	(0.43)
Commodity	–
Aggregate Value at Risk	(1.09)%

As of June 30, 2010 and 2009, Kaiser I, LLC’s total capitalization was $44,720,349 and $40,468,072, respectively.  The Partnership owned approximately 25% and 23%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.20)%	(0.25)%
Interest Rate	(0.76)	(0.37)
Equity	(0.27)	(0.26)
Commodity	(0.19)	(0.07)
Aggregate Value at Risk	(1.00)%	(0.69)%

As of June 30, 2010 and 2009, TT II, LLC’s total capitalization was $41,047,561 and $38,905,204, respectively.  The Partnership owned approximately 25% and 24%, respectively, of TT II, LLC.

TT II, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.67)%	(0.95)%
Interest Rate	(0.91)	(0.95)
Equity	(0.25)	(0.57)
Commodity	(0.53)	(0.80)
Aggregate Value at Risk	(1.03)%	(2.54)%

As of June 30, 2010 and 2009, WNT I, LLC’s total capitalization was $50,228,586 and $37,841,056, respectively.  The Partnership owned approximately 22% and 23%, respectively, of WNT I, LLC.

WNT I, LLC
	June 30, 2010	June 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.62)%	(0.87)%
Interest Rate	(1.02)	(0.37)
Equity	(0.13)	(0.46)
Commodity	(0.58)	(0.21)
Aggregate Value at Risk	(1.45)%	(0.66)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.74)%	(0.33)%	(0.51)%
Interest Rate	(1.34)	(1.21)	(1.28)
Equity	(2.14)	(0.22)	(1.51)
Commodity	(2.18)	(0.76)	(1.32)
Aggregate Value at Risk	(3.57)%	(1.56)%	(2.60)%

Augustus I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.69)%	–	(1.00)%
Interest Rate	(0.71)	–	(0.40)
Aggregate Value at Risk	(1.85)%	–	(1.17)%

Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.98)%	(0.49)%	(0.72)%
Interest Rate	(1.39)	(0.60)	(0.96)
Equity	(3.82)	(2.15)	(3.28)
Commodity	(3.89)	(2.10)	(3.00)
Aggregate Value at Risk	(7.15)%	(2.88)%	(5.42)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.53)%	–	(0.86)%
Interest Rate	(0.88)	–	(0.39)
Equity	(0.98)	–	(0.51)
Commodity	(0.28)	–	(0.07)
Aggregate Value at Risk	(1.69)%	–	(1.11)%

Kaiser I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(0.24)%	(0.13)%	(0.19)%
Interest Rate	(0.81)	(0.08)	(0.53)
Equity	(1.44)	(0.27)	(0.68)
Commodity	(0.19)	(0.01)	(0.11)
Aggregate Value at Risk	(1.40)%	(0.51)%	(0.93)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Currency	(2.29)%	(0.67)%	(1.27)%
Interest Rate	(1.15)	(0.43)	(0.89)
Equity	(3.55)	(0.25)	(1.73)
Commodity	(2.11)	(0.53)	(1.20)
Aggregate Value at Risk	(6.84)%	(1.03)%	(3.36)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.82)%	(0.52)%	(0.67)%
Interest Rate	(1.02)	(0.34)	(0.65)
Equity	(2.15)	(0.13)	(1.24)
Commodity	(1.12)	(0.39)	(0.71)
Aggregate Value at Risk	(2.84)%	(1.45)%	(2.03)%

June 30, 2009

Aspect I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.64)%	(0.13)%	(0.37)%
Interest Rate	(1.27)	(0.54)	(0.81)
Equity	(0.57)	(0.04)	(0.25)
Commodity	(1.41)	(0.45)	(0.77)
Aggregate Value at Risk	(1.69)%	(0.96)%	(1.30)%

Chesapeake I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.50)%	(0.39)%	(0.45)%
Interest Rate	(0.52)	(0.30)	(0.38)
Equity	(0.20)	–	(0.07)
Commodity	(1.93)	(0.34)	(1.00)
Aggregate Value at Risk	(2.09)%	(0.74)%	(1.25)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.25)%	– %	(0.09)%
Interest Rate	(0.37)	(0.11)	(0.25)
Equity	(0.41)	(0.05)	(0.25)
Commodity	(0.38)	–	(0.13)
Aggregate Value at Risk	(0.69)%	(0.12)%	(0.47)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Currency	(1.45)%	(0.09)%	(0.73)%
Interest Rate	(0.95)	(0.23)	(0.53)
Equity	(0.57)	(0.09)	(0.29)
Commodity	(1.15)	(0.32)	(0.69)
Aggregate Value at Risk	(2.54)%	(0.50)%	(1.38)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.87)%	(0.18)%	(0.45)%
Interest Rate	(0.48)	(0.19)	(0.36)
Equity	(0.47)	(0.05)	(0.27)
Commodity	(0.82)	(0.20)	(0.37)
Aggregate Value at Risk	(0.95)%	(0.57)%	(0.73)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of June 30, 2010, such amount was equal to:
•	approximately 98% of Kaiser I, LLC’s net assets.
•	approximately 94% of WNT I, LLC’s net assets.
•	approximately 93% of Aspect I, LLC’s net assets.
•	approximately 94% of TT II, LLC’s net assets.
•	approximately 84% of Chesapeake I, LLC’s net assets.
•	approximately 96% of Augustus I, LLC’s net assets.
•	approximately 94% of GLC I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the euro, Swedish krona, Norwegian krone, Polish zloty, Czech koruna,

Hungarian forint, Japanese yen, Australian dollar, British pound, New Zealand dollar, Canadian dollar, Turkish lira, South African rand, Swiss franc, Russian ruble, Brazilian real, Hong Kong dollar, and currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2010, the Partnership’s primary market exposures were to the Dow Jones Industrial (U.S.), FTSE 100 (United Kingdom), DAX (Germany), Euro Stoxx 50 (Europe), S&P 500 (U.S.), NASDAQ 100 (U.S.), S&P 60 (Canada), NIKKEI 225 (Japan), and OMX 30 (Sweden) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at June 30, 2010, was to the markets that comprise these sectors. Most of the exposure was to the wheat, cocoa, live cattle, cotton, soybean, sugar, soybean meal, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  The third largest market exposure of the Partnership at June 30, 2010, was to the energy sector. The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  At June 30, 2010, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as copper, nickel, zinc, aluminum and lead. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at June 30, 2010, were in euros, British pounds, Japanese yen, Australian dollars, Canadian dollars, Hungarian forint, Swedish kronor, Swiss francs, Czech koruny, Turkish lira, Hong Kong dollars, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2010, was $77,369,784.  The Partnership received $570,000 in consideration from the sale of Units to Demeter.

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

Managed Futures Profile MV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.