Form 10-Q
period 2010-09-30
Managed Futures Profile MV, L.P.
filed 2010-11-12
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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

MANAGED FUTURES PROFILE MV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-49

Item 4.	Controls and Procedures	49-50

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Securities and Use of Proceeds	51

Item 6.	Exhibits	51

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in WNT I, LLC	10,783,437	10,215,847
Investment in Kaiser I, LLC	10,641,550	10,332,670
Investment in TT II, LLC	10,357,775	9,881,734
Investment in Aspect I, LLC	10,215,888	9,966,139
Investment in Chesapeake I, LLC	5,675,493	9,259,009
Investment in Augustus I, LLC	4,540,394	4,538,004
Investment in GLC I, LLC	4,540,394	4,584,958

Total Investments in Affiliated Trading Companies, at fair value (cost $54,631,638 and $57,815,090 respectively)	56,754,931	58,778,361

Receivable from Affiliated Trading Companies	874,191	–
Subscriptions receivable	309,989	1,827,289

Total Assets	57,939,111	60,605,650

LIABILITIES

Redemptions payable	924,696	880,156
Payable to Affiliated Trading Companies	109,349	791,664

Total Liabilities	1,034,045	1,671,820

PARTNERS’ CAPITAL
Class A (38,689.400 and 40,464.124 Units, respectively)	41,654,539	43,345,191
Class B (5,642.985 and 5,330.595 Units, respectively)	6,172,263	5,779,409
Class C (7,133.658 and 7,924.148 Units, respectively)	7,927,000	8,695,492
Class Z (1,003.833 and 990.781 Units, respectively)	1,151,264	1,113,738

Total Partners’ Capital	56,905,066	58,933,830

Total Liabilities and Partners’ Capital	57,939,111	60,605,650

NET ASSET VALUE PER UNIT
Class A	1,076.64	1,071.20
Class B	1,093.79	1,084.19
Class C	1,111.21	1,097.34
Class Z	1,146.86	1,124.10

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	249,762	230,176	773,777	581,817
General Partner fees	141,240	131,932	437,222	331,203
Administrative fees	56,496	52,773	174,889	132,481

Total Expenses	447,498	414,881	1,385,888	1,045,501

NET INVESTMENT LOSS	(447,498)	(414,881)	(1,385,888)	(1,045,501)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON
INVESTMENTS
Realized	396,335	486,123	622,915	777,856
Net change in unrealized appreciation (depreciation) on investments	1,696,529	953,944	1,160,022	(2,200,888)

Total Realized/Net Change in Unrealized
appreciation (depreciation) on investments	2,092,864	1,440,067	1,782,937	(1,423,032)

NET INCOME (LOSS)	1,645,366	1,025,186	397,049	(2,468,533)

NET INCOME (LOSS) ALLOCATION
Class A	1,172,643	706,225	233,375	(1,857,587)
Class B	191,941	85,662	60,682	(265,115)
Class C	242,767	210,746	80,466	(315,072)
Class Z	38,015	22,553	22,526	(30,759)

NET INCOME (LOSS) PER UNIT *
Class A	30.39	20.08	5.44	(64.90)
Class B	32.18	19.34	9.60	(69.21)
Class C	34.03	25.47	13.87	(50.71)
Class Z	37.87	25.58	22.76	(45.92)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	39,561.027	35,170.542	40,516.672	28,624.171
Class B	5,981.815	4,429.326	5,804.558	3,830.331
Class C	7,133.658	8,275.534	7,420.647	6,212.958
Class Z	1,003.833	881.523	999.530	669.898

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$

Partners’ Capital,
December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830

Subscriptions	4,469,560	733,828	–	15,000	5,218,388

Net Income	233,375	60,682	80,466	22,526	397,049

Redemptions	(6,393,587)	(401,656)	(848,958)	–	(7,644,201)

Partners’ Capital,
September 30, 2010	41,654,539	6,172,263	7,927,000	1,151,264	56,905,066

Partners’ Capital,
December 31, 2008	25,973,353	3,746,101	4,711,520	628,332	35,059,306

Subscriptions	23,644,117	3,918,173	6,613,509	539,878	34,715,677

Net Loss	(1,857,587)	(265,115)	(315,072)	(30,759)	(2,468,533)

Redemptions	(6,296,432)	(1,840,978)	(1,223,644)	(118,027)	(9,479,081)

Partners’ Capital,
September 30, 2009	41,463,451	5,558,181	9,786,313	1,019,424	57,827,369

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2009	40,464.124	5,330.595	7,924.148	990.781	54,709.648

Subscriptions	4,230.515	681.014	–	13.052	4,924.581

Redemptions	(6,005.239)	(368.624)	(790.490)	–	(7,164.353)

Ending Units,
September 30, 2010	38,689.400	5,642.985	7,133.658	1,003.833	52,469.876

Beginning Units,
December 31, 2008	22,051.766	3,158.253	3,944.412	518.705	29,673.136

Subscriptions	21,169.254	3,479.515	5,850.012	468.226	30,967.007

Redemptions	(5,531.267)	(1,639.710)	(1,088.768)	(99.432)	(8,359.177)

Ending Units,
September 30, 2009	37,689.753	4,998.058	8,705.656	887.499	52,280.966

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for the Trading Companies is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity broker for each Trading Company is Morgan Stanley & Co. Incorporated (“MS&Co.”), except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (formerly, Newedge Financial Inc.) (“Newedge”) as its primary commodity broker.  Morgan Stanley & Co. International plc ("MSIP") acts as each Trading Company’s clearing commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparties are MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the "Fund of Funds" approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. The
Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the "Trading Advisors") for the Partnership at September 30, 2010, are as follows:

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest ("Units") of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a "Class" and collectively the “Classes”).  As of September 30, 2010 and December 31, 2009, there were no Class D Units outstanding.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Demeter received Class Z Units with respect to its investment in the Partnership.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MS&Co., MSIP, and MSSB in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB. Assets deposited with MS&Co. as margin are credited with interest income at a rate approximately equivalent to what MS&Co. pays or charges other

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to the Trading Companies on Futures Interests.   MS&Co. and MSSB will retain any excess interest not paid to each Trading Company.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in WNT I, LLC	–	10,783,437	n/a	10,783,437
Investment in Kaiser I, LLC	–	10,641,550	n/a	10,641,550
Investment in TT II, LLC	–	10,357,775	n/a	10,357,775
Investment in Aspect I, LLC	–	10,215,888	n/a	10,215,888
Investment in Chesapeake I, LLC	–	5,675,493	n/a	5,675,493
Investment in Augustus I, LLC	–	4,540,394	n/a	4,540,394
Investment in GLC I, LLC	–	4,540,394	n/a	4,540,394

December 31, 2009
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in WNT I, LLC	–	10,215,847	n/a	10,215,847
Investment in Kaiser I, LLC	–	10,332,670	n/a	10,332,670
Investment in TT II, LLC	–	9,881,734	n/a	9,881,734
Investment in Aspect I, LLC	–	9,966,139	n/a	9,966,139
Investment in Chesapeake I, LLC	–	9,259,009	n/a	9,259,009
Investment in Augustus I, LLC	–	4,538,004	n/a	4,538,004
Investment in GLC I, LLC	–	4,584,958	n/a	4,584,958

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the Partnership’s pro rata share of each Trading Company’s net asset value.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

At September 30, 2010, the Partnership’s investment in the Trading Companies represented approximately: WNT I, LLC 18.95%; Kaiser I, LLC 18.70%; TT II, LLC 18.20%; Aspect I, LLC 17.95%; Chesapeake I, LLC 9.97%; Augustus I, LLC 7.98%; and GLC I, LLC 7.98% of Profile MV’s Partners’ Capital, respectively.

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: WNT I, LLC 17.33%; Kaiser I, LLC 17.53%; TT II, LLC, 16.77%; Aspect I, LLC 16.91%; Chesapeake I, LLC 15.71%; Augustus I, LLC 7.70%; and GLC I, LLC 7.78% of Profile MV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2010 and 2009, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
WNT I, LLC	680	(578,036)	1,633,243	1,055,207
Kaiser I, LLC	221	(288,671)	84,283	(204,388)
TT II, LLC	(1,038)	(282,144)	3,147,691	2,865,547
Aspect I, LLC	543	(506,839)	3,596,776	3,089,937
Chesapeake I, LLC	(18,067)	(142,467)	1,906,981	1,764,514
Augustus I, LLC	(2,711)	(91,545)	482,239	390,694
GLC I, LLC	(375)	(98,654)	(351,154)	(449,808)

For the Nine Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
WNT I, LLC	1,028	(1,348,774)	5,423,990	4,075,216
Kaiser I, LLC	439	(871,515)	2,177,402	1,305,887
TT II, LLC	(2,971)	(857,439)	5,243,227	4,385,788
Aspect I, LLC	(1,554)	(1,134,985)	5,810,540	4,675,555
Chesapeake I, LLC	(39,791)	(566,505)	(2,859,366)	(3,425,871)
Augustus I, LLC	(4,247)	(463,524)	829,013	365,489
GLC I, LLC	152	(310,651)	(1,951,612)	(2,262,263)

For the Three Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
WNT I, LLC	–	(245,221)	569,709	324,488
TT II, LLC	27	(270,344)	(1,104,387)	(1,374,731)
Aspect I, LLC	–	(266,001)	2,447,955	2,181,954

For the Nine Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net (Loss)
	$	$	$	$
WNT I, LLC	5,056	(650,239)	(1,899,105)	(2,549,344)
TT II, LLC	4,675	(776,221)	(1,587,045)	(2,363,266)
Aspect I, LLC	5,958	(694,365)	(2,342,538)	(3,036,903)

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standard Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent events effective November 5, 2010 and on or about December 1, 2010 is disclosed in the Subsequent Event section on pages 20 and 21.

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(h)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

7.  Subsequent Event
Effective November 5, 2010, the Trading Advisor Augustus Asset Managers Limited changed its name to GAM Investment Managers Limited.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended

September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total realized/net change in unrealized appreciation on investments of $2,092,864 and expenses totaling $447,498, resulting in net income of $1,645,366 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/10	NAV at 6/30/10

A	$1,076.64	$1,046.25
B	$1,093.79	$1,061.61
C	$1,111.21	$1,077.18
Z	$1,146.86	$1,108.99

The most significant trading gains of approximately 3.0% were achieved within the global interest rate sector, primarily during July and August. In July, gains were achieved from long positions in U.S. fixed-income futures as prices rose on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if the economy slows. During August, long positions in European, U.S., and Australian fixed-income futures achieved gains as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Within the metals markets, gains of approximately 1.0% were experienced primarily during September from long positions in gold and silver futures as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest metals user. Smaller gains of approximately 0.7% were recorded within the currency markets, primarily during September, from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved in September from long positions in the Swiss franc, euro, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.3% incurred within the global stock index markets, primarily during July, from short positions in European and U.S. equity index futures as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Additional losses were recorded during August due to newly established long positions in European, U.S., and Pacific Rim equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery is likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter.

The Partnership recorded total realized/net change in unrealized appreciation on investments totaling $1,782,937 and expenses totaling $1,385,888, resulting in net income of $397,049 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 9/30/10	NAV at 12/31/09

A	$1,076.64	$1,071.20
B	$1,093.79	$1,084.19
C	$1,111.21	$1,097.34
Z	$1,146.86	$1,124.10

The most significant trading gains of approximately 9.4% were achieved within the global interest rate sector throughout the majority of the first nine months of 2010 from long positions in U.S., European, and Japanese fixed-income futures. Prices in this sector increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains of approximately 1.7% were recorded primarily during February from short positions in the British pound, euro, and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar amid concerns that Greece’s fiscal struggles might begin to spread and that the nation’s debt rating may be downgraded again. In March, gains were recorded from long positions in the Mexican peso and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. During September, gains were achieved from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved in September from long positions in the Swiss franc, euro, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Gains of approximately 0.6% were experienced within the metals complex, primarily during March, from long futures positions in nickel, copper, aluminum, and zinc as prices rose after China indicated it might boost state reserves of base metals this year. During September, long positions in gold and silver futures resulted in gains as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded in

September from long futures positions in copper and aluminum as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest metals user.  A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 2.6% incurred within the global stock index markets, primarily during January, May, July, and August. During January, long positions in U.S., European, and Pacific Rim equity index futures incurred losses as prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. Losses were recorded in these markets during May as prices once again moved lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe. Prices then continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth. During July, newly established short positions in European and U.S. equity index futures resulted in losses as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Additional losses were recorded during August due to newly established long positions in European, U.S., and Pacific Rim equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery is likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the agricultural complex, losses of approximately 1.8% were recorded, primarily during February, from long positions in sugar futures as prices reversed lower on speculation that Brazil, the world’s largest sugar producer, might increase exports and record high prices may dissuade purchases. Additional losses were incurred during August from long positions in cocoa futures as prices fell on signs of increased supplies from West Africa. Furthermore, long positions in coffee futures resulted in losses as prices declined throughout August on signs that a rally to a 12-year high may have gone too far amid the outlook for increasing supplies from Brazil, the world’s largest coffee producer. Within the energy markets, losses of approximately 1.4% were experienced primarily during January and May from long futures positions in crude oil and its related products as prices declined on continued worries that a slowdown in the global economic recovery may weaken energy demand. During July, short positions in natural gas futures resulted in losses as prices rose after reports showed a smaller-than-forecast inventory increase due to above-average temperatures in the U.S.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total realized/net change in unrealized appreciation on investments of $1,440,067 and expenses totaling $414,881, resulting in net income of $1,025,186 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 9/30/09	NAV at 6/30/09

A	$1,100.12	$1,081.10
B	$1,112.07	$1,091.48
C	$1,124.13	$1,101.95
Z	$1,148.65	$1,123.19

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

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(1,423,032) and expenses totaling $1,045,501, resulting in a net loss of $2,468,533 for the nine months ended September 30, 2009.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/09	NAV at 12/31/08

A	$1,100.12	$1,177.84
B	$1,112.07	$1,186.13
C	$1,124.13	$1,194.48
Z	$1,148.65	$1,211.35

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities.  These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2010 and 2009, Aspect I, LLC’s total capitalization was $51,527,784 and $44,225,925, respectively.  The Partnership owned approximately 20% and 22%, respectively, of Aspect I, LLC.

Aspect I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.34)%	(0.61)%
Interest Rate	(1.65)	(1.34)
Equity	(1.01)	(1.64)
Commodity	(1.32)	(0.90)
Aggregate Value at Risk	(2.84)%	(2.16)%

As of September 30, 2010 and 2009, Augustus I, LLC’s total capitalization was $17,600,751 and $18,136,050, respectively. The Partnership owned approximately 26% and 24%, respectively, of Augustus I, LLC.  Effective October 1, 2009, Augustus I, LLC was added as a Trading Company.

Augustus I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.37)%	–%
Interest Rate	(0.38)	–
Aggregate Value at Risk	(1.48)%	–%

As of September 30, 2010 and 2009, Chesapeake I, LLC’s total capitalization was $16,187,319 and $28,474,572, respectively.  The Partnership owned approximately 35% and 30%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(1.09)%	(0.54)%
Interest Rate	(2.17)	(0.60)
Equity	(2.98)	(3.51)
Commodity	(6.43)	(2.10)
Aggregate Value at Risk	(7.82)%	(4.71)%

As of September 30, 2010 and 2009, GLC I, LLC’s total capitalization was $17,058,584 and $18,136,050, respectively.  The Partnership owned approximately 27% and 24%, respectively, of GLC I, LLC.  Effective October 1, 2009, GLC I, LLC was added as a Trading Company.

GLC  I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.37)%	–%
Equity	(0.64)	–
Aggregate Value at Risk	(0.76)%	–%

As of September 30, 2010 and 2009, Kaiser I, LLC’s total capitalization was $41,065,064 and $43,418,346, respectively.  The Partnership owned approximately 26% and 24%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.27)%	(0.19)%
Interest Rate	(0.27)	(0.81)
Equity	(1.02)	(0.36)
Commodity	(0.18)	(0.08)
Aggregate Value at Risk	(0.80)%	(0.81)%

As of September 30, 2010 and 2009, TT II, LLC’s total capitalization was $39,893,794 and $41,609,700, respectively.  The Partnership owned approximately 26% and 25%, respectively, of TT II, LLC.

TT II, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(2.18)%	(1.12)%
Interest Rate	(0.78)	(1.08)
Equity	(3.00)	(0.91)
Commodity	(2.20)	(0.87)
Aggregate Value at Risk	(5.82)%	(1.92)%

As of September 30, 2010 and 2009, WNT I, LLC’s total capitalization was $50,566,222 and $42,792,826, respectively.  The Partnership owned approximately 21% and 23%, respectively, of WNT I, LLC.

WNT I, LLC
	September 30, 2010	September 30, 2009
Primary Market Risk Category	VaR	VaR

Currency	(0.57)%	(0.82)%
Interest Rate	(1.13)	(0.79)
Equity	(0.91)	(0.94)
Commodity	(0.94)	(0.39)
Aggregate Value at Risk	(1.79)%	(1.48)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Aspect I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.34)%	(0.33)%	(0.70)%
Interest Rate	(1.65)	(1.21)	(1.35)
Equity	(2.14)	(0.22)	(1.35)
Commodity	(2.18)	(0.76)	(1.42)
Aggregate Value at Risk	(3.57)%	(1.56)%	(2.77)%

Augustus I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.69)%	(1.07)%	(1.34)%
Interest Rate	(0.71)	(0.28)	(0.49)
Aggregate Value at Risk	(1.85)%	(1.25)%	(1.54)%

Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.09)%	(0.49)%	(0.86)%
Interest Rate	(2.17)	(0.83)	(1.35)
Equity	(3.82)	(2.15)	(3.15)
Commodity	(6.43)	(2.25)	(4.08)
Aggregate Value at Risk	(7.82)%	(2.88)%	(6.20)%

GLC I, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.53)%	(0.37)%	(0.95)%
Interest Rate	(0.88)	–	(0.39)
Equity	(0.98)	(0.43)	(0.67)
Commodity	(0.28)	–	(0.07)
Aggregate Value at Risk	(1.69)%	(0.76)%	(1.29)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.27)%	(0.13)%	(0.21)%
Interest Rate	(0.76)	(0.08)	(0.40)
Equity	(1.44)	(0.27)	(0.84)
Commodity	(0.19)	(0.01)	(0.14)
Aggregate Value at Risk	(1.40)%	(0.51)%	(0.93)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Currency	(2.29)%	(0.67)%	(1.53)%
Interest Rate	(1.15)	(0.43)	(0.82)
Equity	(3.55)	(0.25)	(2.25)
Commodity	(2.20)	(0.53)	(1.54)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.34)%

WNT I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.72)%	(0.52)%	(0.61)%
Interest Rate	(1.13)	(0.34)	(0.73)
Equity	(2.15)	(0.13)	(1.24)
Commodity	(1.12)	(0.58)	(0.85)
Aggregate Value at Risk	(2.84)%	(1.45)%	(2.11)%

September 30, 2009

Aspect I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.61)%	(0.13)%	(0.36)%
Interest Rate	(1.34)	(0.54)	(0.98)
Equity	(1.64)	(0.04)	(0.52)
Commodity	(0.90)	(0.45)	(0.64)
Aggregate Value at Risk	(2.16)%	(0.96)%	(1.42)%

Chesapeake I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.54)%	(0.39)%	(0.45)%
Interest Rate	(0.60)	(0.31)	(0.46)
Equity	(3.51)	–	(0.90)
Commodity	(2.10)	(0.34)	(1.05)
Aggregate Value at Risk	(4.71)%	(0.74)%	(1.90)%

Kaiser I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.25)%	– %	(0.12)%
Interest Rate	(0.81)	(0.11)	(0.38)
Equity	(0.41)	(0.05)	(0.27)
Commodity	(0.08)	–	(0.05)
Aggregate Value at Risk	(0.81)%	(0.12)%	(0.56)%

TT II, LLC Primary Market Risk Category	High	Low	Average

Currency	(1.12)%	(0.09)%	(0.64)%
Interest Rate	(1.08)	(0.32)	(0.74)
Equity	(0.91)	(0.09)	(0.42)
Commodity	(0.87)	(0.32)	(0.62)
Aggregate Value at Risk	(2.54)%	(0.50)%	(1.44)%

WNT I, LLC Primary Market Risk Category	High	Low	Average

Currency	(0.87)%	(0.18)%	(0.56)%
Interest Rate	(0.79)	(0.37)	(0.51)
Equity	(0.94)	(0.05)	(0.39)
Commodity	(0.39)	(0.20)	(0.27)
Aggregate Value at Risk	(1.48)%	(0.57)%	(0.87)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of September 30, 2010, such amount was equal to:
•	approximately 93% of WNT I, LLC’s net assets.
•	approximately 102% of Kaiser I, LLC’s net assets.
•	approximately 90% of TT II, LLC’s net assets.
•	approximately 89% of Aspect I, LLC’s net assets.
•	approximately 89% of Chesapeake I, LLC’s net assets.
•	approximately 102% of Augustus I, LLC’s net assets.
•	approximately 102% of GLC I, LLC’s net assets.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at September 30, 2010, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At September 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the Partnership’s primary market exposures were to the S&P 500 (U.S.), Nasdaq 100 (U.S.), FTSE 100 (United Kingdom), S&P 60 (Canada), DAX (Germany),

OMX 30 (Sweden), Dow Jones Industrials (U.S.), Hang Seng (Hong Kong), AEX (The Netherlands), S&P Midcap (U.S.), Nikkei 225 (Japan), Russell 2000 (U.S.), SPI 200 (Australia), Euro Stoxx 50 (Europe), Taiwan (Taiwan), CAC 40 (France) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At September 30, 2010, the Partnership’s major exposures were to the euro, Polish zloty, Swedish krona, Hungarian forint, Norwegian krone, Czech koruna, Australian dollar, Japanese yen, British pound, Canadian dollar, New Zealand dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2010, was to the soft commodities and agricultural sectors. Most of the exposure was to the soybeans, corn, cocoa, sugar, wheat, coffee, soybean oil, soybean meal, lean hogs, cotton, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  The third largest market exposure of the Partnership at September 30, 2010, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as silver, gold, and platinum, as well as base metals, such as copper, nickel, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At September 30, 2010, the Partnership had market exposure to the energy sector. The Partnership’s energy exposure was shared primarily by futures contracts in natural gas, as well as in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in euros, Japanese yen, British pounds, Australian dollars, Swedish kronor, Swiss francs,

Hungarian forint, Canadian dollars, Turkish lira, Hong Kong dollars, Czech korunas, Norwegian kroner, South African rand, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners, from inception through September 30, 2010, was $77,934,273.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to Demeter.

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

Managed Futures Profile MV, L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.