Form 10-K
period 2010-12-31
Managed Futures Profile MV, L.P.
filed 2011-03-31
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or

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

Ceres Managed Futures LLC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,393,220 at June 30, 2010.

MANAGED FUTURES PROFILE MV, L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2010

Part I.

Item 1.	Business	1-5

Item 1A.	Risk Factors	6-23

Item 1B.	Unresolved Staff Comments	23

Item 2.	Properties	23

Item 3.	Legal Proceedings	23

Item 4.	(Removed and Reserved)	23

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

Item 6.	Selected Financial Data	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-42

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43-58

Item 8.	Financial Statements and Supplementary Data	58-92

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93

Item 9A.	Controls and Procedures	93-94

Item 9B.	Other Information	94

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	95-104

Item 11.	Executive Compensation	104

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104

Item 13.	Certain Relationships and Related Transactions, and Director Independence	105

Item 14.	Principal Accounting Fees and Services	105-106

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	107

PART I
Item 1.  BUSINESS
(a) General Development of Business.  Managed Futures Profile MV, L.P. (“Profile MV” or the “Partnership”), was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) through the Partnership’s investments in its affiliated trading companies (each a “Trading Company” or collectively the “Trading Companies”).  The Partnership is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Profile MV, Managed Futures Profile LV, L.P., and Managed Futures Profile HV, L.P. (collectively, the “Profile Series”).

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively the “Trading Advisors”) registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for each respective Trading Company.  The Trading Companies are each Delaware limited liability companies operated by Ceres Managed Futures LLC (“Ceres” or the “General Partner”).

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement (the “Limited Partnership Agreement”).

In 2009, Morgan Stanley and Citigroup Inc. (“Citigroup”) combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated (“MS&Co.”), including Demeter Management LLC (“Demeter”), and the Smith Barney division of Citigroup Global Markets Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  Since their contribution to the joint venture, Demeter and Ceres, the commodity pool operator for various legacy Citigroup-sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the respective Boards of Directors of Demeter and Ceres, determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  The effective date of the combination was December 1, 2010.

As of May 1, 2010 the non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”).  MS&Co., acts as each Trading Company’s clearing commodity broker, except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), uses Newedge USA, LLC (formerly, Newedge Financial Inc.) (“Newedge”).  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading

Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2010 and 2009, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership at December 31, 2010, are as follows:
Trading Company	Trading Advisor
Morgan Stanley Smith Barney Aspect I, LLC	Aspect Capital Limited
Morgan Stanley Smith Barney Augustus I, LLC	GAM International Management Limited
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC	Chesapeake Capital Corporation
Morgan Stanley Smith Barney GLC I, LLC	GLC, Ltd.
Kaiser I, LLC	Kaiser Trading Group Pty Ltd.
Morgan Stanley Smith Barney TT II, LLC	Transtrend B.V.
Morgan Stanley Smith Barney WNT I, LLC	Winton Capital Management Limited

Ceres, the general partner of the Partnership and the trading manager (the “Trading Manager”) of each Trading Company is a wholly-owned subsidiary of MSSBH.  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Prior to December 1, 2010, the Partnership’s general partner was Demeter.  Demeter was a wholly-owned subsidiary of MSSBH.

Ceres (Demeter, prior to December 1, 2010) may reallocate the Partnership’s assets to different Trading Companies in its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive either class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  As of December 31, 2010, 2009 and 2008, there were no Class D Units outstanding in the Partnership.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres (Demeter, prior to December 1, 2010) received Class Z Units with respect to its investment in the Partnership.

Ceres (Demeter, prior to December 1, 2010) is not required to maintain any investment in the Partnership and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ (Demeter’s, prior to December 1, 2010) sole discretion.  Class Z Unit holders are not subject to paying the placement agent fee.

The Partnership began the year at a net asset value per Unit of $1,071.20, $1,084.19, $1,097.34, and $1,124.10 and returned 5.01%, 5.53%, 6.06%, and 7.12% to $1,124.85, $1,144.18, $1,163.83 and $1,204.13 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2010.

(b)  Financial Information about Segments.  The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a).  The Partnership does not engage in the sale of goods or services.

(c)  Narrative Description of Business.  See Item 1(a) above for a complete description of the Partnership’s business.  The information requested in Section 101(c)(i) through (xiii) of Regulation    S-K is not applicable to the Partnership.  Additionally, the Partnership does not have any employees.  The directors and officers of the General Partner are listed in Part III Item 10. “Directors, Executive Officers and Corporate Governance”.

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

Risks Relating to the Partnership and the Offering of Units

        You Should Not Rely on Past Performance of the General Partner or the Trading Advisors In Deciding To Purchase Units.   The past investment performance of other entities managed by the General Partner and the Trading Advisors is not necessarily indicative of a Partnership’s or a Trading Company’s future results.  No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership.  You may lose all or substantially all of your investment in the Partnership.

The Trading Companies and Partnership Incur Substantial Charges.  Each Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets.  Each Trading Company is required to pay brokerage commissions and monthly management fees to the Trading Advisors regardless of its performance.  In addition, each Trading Company pays its Trading Advisor an incentive fee of

20% of new trading profits.  Each Trading Company pays a fee equal to 1/12 of 0.35% of the beginning of the month net assets to cover its administrative, operating, offering and organizational expenses.  As a limited partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Companies in which the Partnership invests.

The Partnership pays the General Partner’s Fee, and pays the Placement Agent’s ongoing compensation.  In addition, the Partnership pays a fee equal to 1/12 of 0.40% of the beginning of the month net asset value to cover its administrative, operating, offering and organizational expenses.

Incentive Fees may be Paid by a Trading Company Even Though the Trading Company Sustains Trading Losses.  Each Trading Company pays its Trading Advisor an incentive fee based upon the new trading profits it generates for each account in the Trading Company.  These new trading profits include unrealized appreciation on open positions.  Accordingly, it is possible that a Trading Company will pay an incentive fee on new trading profits that do not become realized.  Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee.  Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to the Trading Advisor suffer a loss for the year.  Because each Trading Advisor receives an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.  In addition, as incentive fees are calculated on a Trading Company-by-Trading Company basis, it is possible that one or more Trading Advisors could receive incentive fees during periods when a Partnership has a negative return as a whole.

Restricted Investment Liquidity in the Units.  There is no secondary market for the Units, and you may not redeem your Units other than as of the third to last business day of each month.  Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in the form provided by the General Partner no later than 3:00 p.m., New York City time, on the third business day before the end of the month.  The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”).  No transfer, sale, pledge or assignment of Units will be effective or recognized by a Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for federal income tax purposes.  Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

General Partner Redemptions. The General Partner has a right to redeem all or part of its investment in the Partnership at any time without notice to the limited partners. For any such redemption, the General Partner will redeem its Units at the end of the month in the same manner as any limited partner would follow to redeem Units.  Additionally, the General Partner has the right to redeem Units it holds in the event redemptions for limited partners are suspended.

The Partnership’s Structure Has Conflicts of Interest.

The General Partner, the Placement Agent, MS&Co., MSCG and MSIP are affiliates.  As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

“Bid-ask” spreads are incorporated in the price of all over-the-counter foreign exchange trades executed by the Trading Companies, and MS&Co. and MSCG will benefit from such spreads as the Trading Advisors execute a substantial portion of over-the-counter foreign exchange trades with MS&Co. and MSCG.

Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership or, for consulting clients, they receive the fees and expenses described in such consulting client’s consulting agreement.  Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

The Trading Advisors, MS&Co., MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Companies for positions.  Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Trading Companies for futures, forwards, options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.

An Investment in Units may not Diversify an Overall Portfolio.  Because futures, forwards and options have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds.  However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to limited partners’ other investments in the future.  You may lose your entire investment in the Partnership.

The Partnership nor the Trading Companies are Registered Investment Companies.  The Partnership and Trading Companies are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

The Federal Reserve Board's Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies.  As a financial holding company (“FHC”) under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A., Morgan Stanley Private Bank, National Association, and Morgan Stanley Trust, National Association (the “Banks”).  These Banks must remain well-capitalized and well-managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities.  In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures.  Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Companies, any limited divestiture should not directly involve the General Partner, the Partnership or the Trading Companies.

The recent enactment of the Dodd-Frank Act will result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation by the Office of the Comptroller of the Currency (“OCC”).  The relevant provisions of the Act take effect in approximately one year.  The Act will require that, in order to maintain FHC status, Morgan Stanley
(as well as the Banks) be well-capitalized and well-managed, as those terms are defined by the Federal Reserve.  The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company.  Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve.  The Federal Reserve is required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (the “FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured.  The assets of each Trading Company that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks.  The FDIC insures deposits held at its member banks for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.). If the FDIC were to become receiver of U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.  THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile.  The rapid fluctuations in the market prices of futures, forwards, and options make an investment in the Partnership volatile.  Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates.  If a Trading Advisor incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur.  The Partnership’s performance will be volatile (some more than others) on a monthly and an annual basis.  The Partnership could lose all or substantially all of its assets.  The multi-advisor feature of the Partnership, through the Trading Companies, may reduce the return volatility relative to the performance of single-advisor investment funds.

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

Market Illiquidity May Cause Less Favorable Trade Prices.  Although the Trading Advisors for each Trading Company generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the prices at which a sale or purchase may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities.  In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases it is possible that a Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

The Unregulated Nature of the Over-The-Counter (“OTC”) Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency.  Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty.  Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.  The Trading Companies trade such contracts with MS&Co., MSCG and Newedge, are at risk with respect to the creditworthiness and trading practices of each of MS&Co., MSCG and Newedge as the counterparty to the contracts.

The Dodd-Frank Act will affect the manner in which OTC swap transactions are traded and the credit risk associated with such trading.  Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions.  The general effective date of the derivatives portion of the Dodd-Frank Act is one year following its enactment.  Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect.   Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act.

The percentage of each Trading Company’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Deregistration of the Commodity Pool Operator or Commodity Trading Advisors Could Disrupt Operations.  The General Partner is a registered commodity pool operator and except for GAM International Management Limited and GLC Ltd, each Trading Advisor is registered with the CFTC as a commodity trading advisor.  If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership.  The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership.  If the CFTC were to terminate, suspend, revoke or not renew the registration of any Trading Advisor, the General Partner would terminate the Trading Advisor’s advisory agreement(s) with the Partnership.  The General Partner could reallocate the Partnership’s assets managed by the relevant Trading Advisor to new Trading Advisor(s), or terminate the Partnership.  No action is currently pending or threatened against the General Partner or the Trading Advisors.

The Trading Companies are Subject to Speculative Position Limits.  The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain Futures Interests contracts that may be held or controlled by any one person or group.  Therefore, a Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company.  The CFTC or the futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company.  The Dodd-Frank Act requires the CFTC to adopt speculative position limits in certain commodities across futures markets, OTC transactions that perform a significant price discovery function and contracts traded on a foreign board of trade having direct market access from the U.S. that settle against the price of futures contracts traded on a U.S. market.  Such limits may adversely affect the profitability of the Trading Companies.

The Trading Companies have Credit Risk to the Commodity Brokers.  Each Trading Company has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets.  As such, in the event that the Commodity Brokers are unable to perform, the Trading Companys’ assets are at risk and, in such event, investors may only recover a pro rata share of their investment in the Partnership or nothing at all.  Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Companys’ account on a daily basis.  The Commodity Brokers, as futures commission merchants for each Trading Companys’ exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts.  With respect to each Trading Company’s over-the-counter foreign exchange contracts with MS&Co., MSCG and Newedge, prior to the implementation of the Dodd-Frank Act’s provisions, there are no daily settlements of variations in value, and there is no requirement to segregate funds held with respect to such contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Companys’ assets on account with the futures commission merchant may be at risk, and in such event, the Trading Company may only recover a pro rata share of the available customer funds.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units.  Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully.  Each Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the applicable Trading Company.  The General Partner has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner.  The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful.

Market Factors may Adversely Influence the Trading Programs.  Often, the most unprofitable market conditions for the Trading Companies are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again.  In such conditions, the Trading Advisors may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, where in fact no trends sufficient to generate profits develop.

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

A Trading Advisor may Terminate its Advisory Agreement.  Generally, the advisory agreements with the current Trading Advisors had an initial one-year term, which renew for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor.  One of the advisory agreements had a shorter initial term and has a three-month renewal term.  In the event that an advisory agreement is not renewed, the Trading Manager may not be able enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in the Partnership’s private placement memorandum.

Disadvantages of Replacing or Switching Trading Advisors.  A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation.  However, the Trading Manager may elect to replace a Trading Advisor that has a “loss carry-forward.”  In that case, the Trading Company would lose the “free ride” of any potential recoupment of the prior losses.  In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of or the reallocation of assets away from Trading Advisors therefore could be significant.

Taxation Risks

You May Have Tax Liability Attributable To Your Interest in a Partnership Even If You Have Received No Distributions and Redeemed No Units and Even if the Partnership Generated a Loss.  If the Partnership has a profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Partnership.  The General Partner presently does not intend to make any distributions from the Partnership.  Accordingly, it is anticipated that federal income taxes on your allocable share of the Partnership’s profits will exceed the amount of distributions to you, if any, for a taxable year, so you must be prepared to fund any tax liability from redemptions of Units or other sources.  In addition, the Partnership may have capital losses from trading activities that cannot be deducted against the Partnership’s interest income so you may have to pay taxes on interest income even if the Partnership generates a net loss.

The Partnership’s Tax Returns Could be Audited.  The Internal Revenue Service (the “IRS”) could audit the Partnership’s federal income tax returns.  If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax.

You Will Recognize Short-Term Capital Gain.  Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to Section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are taxed at ordinary income rates.

The IRS Could Challenge Allocations of Recognized Gains to Limited Partners who Redeem.  The Limited Partnership Agreement provides that recognized gains may be specially allocated for tax purposes to redeeming limited partners.  If the IRS were to successfully challenge such allocations, each remaining limited partner’s share of recognized gains would be increased.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations.  Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for federal income tax and alternative minimum tax purposes.   The IRS could argue that certain Partnership expenses are investment advisory expenses.  Prospective investors should discuss the tax consequences of an investment in the Partnership with their tax advisers.

Tax Laws Are Subject To Change at Any Time, Including Already Enacted Changes Scheduled To Take Effect in 2011.  Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership does not own or lease any properties.  Ceres operates out of facilities operated by  Morgan Stanley.  The address is 522 Fifth Avenue, 14th Floor, New York, New York 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  (REMOVED AND RESERVED)

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2010, was approximately 865.

(c)  Distributions. No distributions have been made by the Partnership since it commenced trading operations on August 1, 2007.  Ceres (Demeter, prior to December 1, 2010) has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Ceres (Demeter, prior to December 1, 2010) currently does not intend to make any distributions of the Partnership’s profits until termination of the Partnership.

(d)  Securities Sold; Consideration.  Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2010, was $79,374,900.  The Partnership received $570,000 in consideration from the sale of Units to Ceres.

(e)  Placement agent.  The placement agent for the Partnership is MSSB.

(f)  Use of Proceeds.
Not applicable.

Item 6.  SELECTED FINANCIAL DATA (in dollars)
                                 For the period from
                      August 1, 2007
                                   (commencement of
                           For the Years Ended December 31,                                operations) to
	2010	2009	2008	December 31, 2007
	$	$	$	$
Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	4,788,910	(2,462,992)	4,020,161	472,131
Net Income (Loss)	2,951,912	(3,966,008)	3,320,837	368,461
Net Income (Loss) per Unit by Share Class
A	53.65	(106.64)	140.08	37.76
B	59.99	(101.94)	146.22	39.91
C	66.49	(97.14)	152.42	42.06
Z	80.03	(87.25)	164.97	46.38
Total Assets	59,684,539	60,605,650	36,127,530	11,078,252
Total Partners’ Capital	58,428,501	58,933,830	35,059,306	11,078,252
Net Asset Value per Units by Share Class
A	1,124.85	1,071.20	1,177.84	1,037.76
B	1,144.18	1,084.19	1,186.13	1,039.91
C	1,163.83	1,097.34	1,194.48	1,042.06
Z	1,204.13	1,124.10	1,211.35	1,046.38

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuations limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forwards and options markets.  The following presents a summary of the Partnership’s operations for each of the three years in the period ended, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Operations as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.

Ceres (Demeter, prior to December 1, 2010) believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

Year Ended December 31, 2010
The Partnership recorded total realized/net change in unrealized appreciation on investments of $4,788,910 and expenses totaling $1,836,998, resulting in a net income of $2,951,912 for the year ended December 31, 2010.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 12/31/10	NAV at 12/31/09

A	$1,124.85	$1,071.20
B	$1,144.18	$1,084.19
C	$1,163.83	$1,097.34
Z	$1,204.13	$1,124.10

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2010, were $7,052,269 and $10,509,510, respectively, and the Partnership’s ending capital was $58,428,501 at December 31, 2010 a decrease of $505,329 from ending capital at December 31, 2009 of $58,933,830.

The most significant trading gains were achieved within the global interest rate sector from long positions in U.S., European, and Japanese fixed-income futures. Prices in this sector increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing.

Within the currency markets, gains were recorded primarily during February from short positions in the British pound, euro, and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar amid concerns that Greece’s fiscal struggles might begin to spread throughout Europe. In March, gains were recorded from long positions in the Mexican peso and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. During September, gains were achieved in the currency markets from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. Further gains were achieved in September from long positions in the Swiss franc, euro, and South African rand versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery. Within the metals complex, gains were recorded primarily during March from long futures positions in nickel, copper, aluminum, and zinc as prices rose after China indicated it might boost state reserves of base metals. During September, October, and December, long positions in silver and gold futures resulted in gains as prices rose amid increased demand for the precious metals due to a drop in the value of the U.S. dollar, with silver futures rallying to a 30-year high and gold prices reaching a new all-time high. Further gains were achieved during December from long positions in copper futures as prices reached an all-time high following strong Chinese import data and news of supply interruptions at a major Chilean copper mine. Within the agricultural complex, gains were recorded primarily during September and October from long positions in corn futures after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia.

Further gains were recorded during October from long positions in soybean futures as prices reached a 16-month high after U.S. exporters boosted sales to China, the world’s largest consumer and importer of soybeans. In December, additional gains in this sector were experienced due to long futures positions in corn and soybeans as prices reached a 29-month high and 28-month high, respectively, amid supply concerns due to drought-like conditions in Argentina, the world’s second-biggest exporter of corn and third-biggest exporter of soybeans. A portion of the Partnership’s gains for the year was offset by losses incurred within the energy markets primarily during January and May from long futures positions in crude oil and its related products as prices declined on continued worries that a slowdown in the global economic recovery might weaken energy demand. During July, short positions in natural gas futures resulted in additional losses in energies as prices rose after reports showed a smaller-than-forecast inventory increase due to above-average temperatures in the U.S. Within the global stock index markets, losses were experienced primarily during January, May, and July. During January, long positions in U.S., European, and Pacific Rim equity index futures incurred losses as prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. Losses were recorded in these markets during May as prices once again moved lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe. Equity prices then continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth. During July, newly established short positions in European and U.S. equity index futures resulted in losses as prices were pressured higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports.

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

The most significant trading losses of approximately 2.8% were experienced within the energy markets, primarily during May, June, July, and September, from short futures positions in crude oil and its related products as prices increased on optimism that a rebound in global economic growth might boost energy demand.  Additional losses were experienced during October and December from newly established long futures positions in crude oil and its related products as prices reversed lower amid speculation of waning energy demand after the U.S. government reported a rise in inventories.  Within the global interest rate sector, losses of approximately 2.6% were recorded during January, April, June, July, October, and December.  During January, losses were experienced from long positions in U.S., Australian, and Japanese fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending.  During the second quarter, long positions in U.S. interest-rate futures resulted in additional losses as prices moved lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy and rising investor confidence sapped demand for the “safe haven” of government bonds. Furthermore, short positions in Japanese fixed-income futures also recorded losses during June as prices increased after the Bank of Japan indicated that they remain cautious about the Japanese economy.  Lastly, losses were incurred during October and December from long positions in U.S. and European fixed-income futures as prices decreased on concerns that an unprecedented supply of government debt might outweigh demand, as well as on forecasts that the U.S. economy would expand in 2010.  Within the currency markets, losses of approximately 1.6% were recorded primarily during February, March, April, June, August, and October.  During February and March, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency.  Additional losses were incurred primarily during March, April, and May from short positions in the euro and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing.  During June and August, further losses were recorded from long positions in the Japanese yen, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies amid better-than-expected economic data out of the U.S.  Lastly, losses were recorded during October from long positions in the Canadian dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar increased relative to these currencies amid speculation that U.S. and European financial institutions may have to raise more capital, thereby spurring demand for the U.S. dollar as a “safe haven” currency.  A portion of the Partnership’s losses for the year was offset by gains of approximately 2.0% achieved within the global stock index sector, primarily during February, June, August, September, November, and December.  Gains were recorded during February from short positions in U.S. equity index futures as prices declined due to disappointing corporate earnings reports.  Additional gains were experienced during June from long positions in Pacific Rim and U.S. equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion to cushion the global economy from further financial turmoil.  During August and September, long positions in U.S., European, and Australian equity index futures resulted in gains as prices rose due to positive economic data.  Lastly, gains were recorded during November and December from long positions in U.S., European, and Pacific Rim equity index futures as prices continued to trend higher following a pledge from the G-20 leaders to maintain stimulus measures, as well as fundamental signs that the global economy might be recovering.  Gains of approximately 1.0% were experienced within the agricultural markets, primarily during the second and third quarters, from long positions in sugar futures as prices increased on expectations of a drop in global production and concerns that unfavorable weather in producing countries and rising import demand may worsen the global supply shortfall.  Gains were also experienced in December from long positions in sugar futures as prices reached a 28-year high amid news that excess rain in Brazil, the world’s biggest producer of sugar, hampered harvesting and curbed output.  Additional gains were experienced from short futures positions in lean hogs as prices fell during April and June amid speculation of a drop in demand due to ongoing swine flu concerns.  Smaller gains of approximately 0.7% were recorded within the metals sector, primarily during November, from long futures positions in gold and silver as prices were supported higher amid a drop in the value of the U.S. dollar.

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

The most significant trading gains of approximately 6.6% were experienced within the global interest rate sector throughout the majority of the year from long positions in U.S., European, and

Australian fixed-income futures as prices moved higher in a worldwide “flight-to-quality” amid a consistent decline in the global equity markets, as well as worries regarding the fundamental health of the global economy and financial system.  Additionally, prices of U.S. fixed-income futures moved higher as the U.S. Federal Reserve cut interest rates to an unprecedented target range of 0% to 0.25%, while European and Australian interest rate futures prices increased after the European Central Bank and Reserve Bank of Australia lowered borrowing costs in an attempt to stimulate economic growth.  Within the global stock index sector, gains of approximately 5.5% were recorded primarily during February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth.  Additional gains were experienced during September, October, November, and December as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system might not prevent a global recession.  Within the energy markets, gains of approximately 4.4% were recorded primarily during the first half of the year from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.  Additional gains were recorded primarily during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown may erode energy demand.  Elsewhere, long positions in natural gas futures also resulted in gains during February and March as prices increased on expectations of a rise in demand due to colder weather in the U.S. Northeast, news of a drop in U.S. inventories, and forecasts for an active hurricane season in the Atlantic.  Further gains were recorded during the fourth quarter from newly established short positions in natural gas futures as prices dropped amid rising U.S. inventories and slowing global energy demand.  Within the currency sector, gains of approximately 2.9% were experienced primarily during a majority of the first half of the year from long positions in the Australian dollar, New Zealand dollar, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world.  Additional gains were recorded primarily during October and November from short positions in the Australian dollar, New Zealand dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned “flight-to-quality”. Within the agricultural markets, gains of approximately 1.8% were experienced primarily during January, February, and June, from long positions in cocoa futures as prices rose on speculation that crops in the Ivory Coast, the world’s largest cocoa producer, were developing more slowly than anticipated.  Additional gains were recorded primarily during October and November from short futures positions in live cattle, lean hogs, and cotton as prices declined amid rising inventories and growing concerns that slowing global economic growth might erode demand for food and raw materials.  Lastly, gains of approximately 1.5% were recorded within the metals sector primarily during January, February, and June from long positions in aluminum and copper futures as prices increased during the first half of the year due to falling inventories and rising demand from China and India.  Further gains were recorded primarily during September, October, November, and December from short futures positions in aluminum, nickel, copper, and zinc as prices dropped amid ongoing worries that a global economic recession might erode demand for base metals.

For further sector trading information, please refer to the  Partnership’s Financial Statements for the year ended December 31, 2010, which are included in Item 8 of this Form 10-K.

The Partnership's income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
Not applicable.

Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted market prices for similar investments, interest rates, credit risk); and Level 3 – unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of the factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010	$	$	$	$
Investment in TT II, LLC	–	11,800,671	–	11,800,671
Investment in WNT I, LLC	–	10,780,859	–	10,780,859
Investment in Kaiser I, LLC	–	10,489,485	–	10,489,485
Investment in Aspect I, LLC	–	10,343,798	–	10,343,798
Investment in Chesapeake I, LLC	–	5,536,117	–	5,536,117
Investment in GLC I, LLC	–	4,661,993	–	4,661,993
Investment in Augustus I, LLC	–	4,661,993	–	4,661,993
December 31, 2009
Investment in Kaiser I, LLC	–	10,332,670	–	10,332,670
Investment in WNT I, LLC	–	10,215,847	–	10,215,847
Investment in Aspect I, LLC	–	9,966,139	–	9,966,139
Investment in TT II, LLC	–	9,881,734	–	9,881,734
Investment in Chesapeake I, LLC	–	9,259,009	–	9,259,009
Investment in GLC I, LLC	–	4,584,958	–	4,584,958
Investment in Augustus I, LLC	–	4,538,004	–	4,538,004

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the net asset value of the Partnership’s pro rata share of each Trading Company.  The net assets of each Trading Company is equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: Augustus I, LLC 8.00%; GLC I, LLC 8.00%; Aspect I, LLC 17.75%; Kaiser I, LLC 18.00%; TT II, LLC 20.25%; WNT I, LLC 18.50%; and Chesapeake I, LLC 9.50%; of the total investments of the Partnership, respectively.

At December 31, 2009, the Partnership’s investment in the Trading Companies represented approximately: Augustus I, L.L.C. 7.72%; GLC I, LLC 7.80%; Aspect I, LLC 16.96%; Kaiser I, LLC 17.58%; TT II, LLC 16.81%; WNT I, LLC 17.38%; and Chesapeake I, LLC, 15.75% of the total investments of the Partnership, respectively.

Summarized information for the Partnership’s pro-rata investment in Affiliated Trading Companies for the years ended December 31, 2010 and 2009 is as follows:

December 31, 2010
Investment	% of Profile MV’s Partners’ Capital	Fair Value	Profile MV’s pro-rata Net Income/ (Loss)	Management Fees	Incentive Fees	Administrative Fees
		$	$	$	$	$
TT II, LLC	20.2	11,800,671	1,931,179	206,323	152,598	36,106
WNT I, LLC	18.5	10,780,859	1,257,277	212,443	190,591	37,178
Kaiser I, LLC	18.0	10,489,485	463,457	210,948	136	36,916
Aspect I, LLC	17.7	10,343,798	1,428,088	203,717	147,516	35,650
Chesapeake I, LLC	9.5	5,536,117	47,960	141,248	145,678	24,718
GLC I, LLC	8.0	4,661,993	(428,774)	67,844	84	15,830
Augustus I, LLC	8.0	4,661,993	89,723	68,746	45,317	16,041

December 31, 2009
Investment	% of Profile MV’s Partners’ Capital	Fair Value	Profile MV’s pro-rata Net Income/ (Loss)	Management Fees	Incentive Fees	Administrative Fees
		$	$	$	$	$
Kaiser I, LLC	17.5	10,332,670	(502,833)	169,233	464	29,616
WNT I, LLC	17.3	10,215,847	(504,601)	163,342	400	28,585
Aspect I, LLC	16.9	9,966,139	(869,572)	163,465	334	28,606
TT II, LLC	16.8	9,881,734	(1,390,720)	167,755	—	29,357
Chesapeake I, LLC	15.7	9,259,009	509,659	142,112	108,966	24,870
GLC I, LLC	7.8	4,584,958	98,584	16,350	24,642	3,815
Augustus I, LLC	7.7	4,538,004	51,630	16,562	12,913	3,865
Strategic Alternatives, L.L.C.	—	—	144,863	100,360	36,932	17,563

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.  As of December 31, 2010 and 2009, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Statements of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows.

Other Pronouncements
Improving Disclosures about Fair Value Measurements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance under the FASB Accounting Standards Codification (“ASC” or the “Codification”), which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

Subsequent Events
Management of Ceres (“Management”) performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trading Companies account for open positions on the basis of mark to market accounting principles.  Any loss in the market value of the Trading Companies’ open positions is directly reflected in the Trading Companies’ earnings and cash flow.

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  VaR for a particular market sector is estimated by Ceres (Demeter, prior to December 1, 2010) using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Trading Companies’ VaR corresponds to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome.  Ceres (Demeter, prior to December 1, 2010) uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period.  This enables Ceres (Demeter, prior to December 1, 2010) to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the models used by Morgan Stanley and Ceres (Demeter, prior to December 1, 2010), are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres (Demeter, prior to December 1, 2010) or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2010 and 2009, Aspect I, LLC’s total capitalization was $54,986,074 and $47,000,259, respectively.  The Partnership owned 19% and 21%, respectively, of Aspect I, LLC.

Aspect I, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.27)%	(1.28)%
Currency	(0.91)	(0.37)
Equity	(1.48)	(2.03)
Commodity	(2.49)	(2.18)
Aggregate Value at Risk	(4.04)%	(3.10)%

As of December 31, 2010 and 2009, Augustus I, LLC’s total capitalization was $18,443,353 and $18,661,460.  The Partnership owned approximately 25%  and 24%, respectively of Augustus I, LLC.

Augustus I, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.35)%	(0.28)%
Currency	(1.12)%	(1.25)
Aggregate Value at Risk	(1.26)%	(1.25)%

Augustus I, LLC began trading assets for Profile MV effective October 1, 2009.

As of December 31, 2010 and 2009, Chesapeake I, LLC’s total capitalization was $15,637,106 and $30,224,170, respectively.  The Partnership owned 35% and 31%, respectively, of Chesapeake I, LLC.
Chesapeake I, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(1.05)%	(0.83)%
Currency	(0.81)	(0.87)
Equity	(3.50)	(3.63)
Commodity	(5.49)	(3.89)
Aggregate Value at Risk	(7.91)%	(7.15)%

As of December 31, 2010 and 2009, GLC I, LLC’s total capitalization was $17,534,046 and $18,857,559.  The Partnership owned approximately 27% and 24% of GLC I, LLC.

GLC I, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.30)%	(0.15)%
Currency	(0.83)	(1.13)
Equity	(1.12)	(0.62)
Commodity	—	(0.28)
Aggregate Value at Risk	(1.82)%	(1.64)%

GLC I, LLC began trading assets for Profile MV effective October 1, 2009.

As of December 31, 2010 and 2009, Kaiser I, LLC’s total capitalization was $40,014,468 and $42,857,921, respectively.  The Partnership owned 26% and 24%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.02)%	(0.08)%
Currency	(0.02)	(0.13)
Equity	(0.44)	(0.64)
Commodity	(0.11)	(0.01)
Aggregate Value at Risk	(0.47)%	(0.51)%

As of December 31, 2010 and 2009, TT II, LLC’s total capitalization was $43,741,623 and $39,138,289, respectively.  The Partnership owned 27% and 25%, respectively of TT II, LLC.

TT II, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.32)%	(0.43)%
Currency	(1.68)	(1.00)
Equity	(1.89)	(2.20)
Commodity	(2.31)	(1.31)
Aggregate Value at Risk	(5.18)%	(3.66)%

As of December 31, 2010 and 2009 WNT I, LLC’s total capitalization was $53,769,718 and $46,704,449, respectively.  The Partnership owned 20% and 22%, respectively of WNT I, LLC.

Morgan Stanley Managed Futures WNT I, LLC
	December 31, 2010	December 31, 2009
Primary Market Risk Category	VaR	VaR
Interest Rate	(0.26)%	(0.34)%
Currency	(0.43)	(0.52)
Equity	(1.26)	(1.76)
Commodity	(1.44)	(0.75)
Aggregate Value at Risk	(2.85)%	(2.36)%

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

The tables below supplement the December 31, 2010 and 2009 VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2010 through December 31, 2010 and January 1, 2009 through December 31, 2009, respectively.

December 31, 2010
Aspect I, LLC
Primary Market Risk Category	High	Low	Average
Currency	(1.34)%	(0.33)%	(0.83)%
Interest Rate	(1.65)	(0.27)	(1.10)
Equity	(2.14)	(0.22)	(1.21)
Commodity	(2.49)	(0.76)	(1.50)
Aggregate Value at Risk	(4.04)%	(1.56)%	(3.00)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.71)%	(0.35)%	(0.51)%
Currency	(1.69)	(1.07)	(1.31)
Aggregate Value at Risk	(1.85)%	(1.26)%	(1.54)%

Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(2.17)%	(1.01)%	(1.40)%
Currency	(1.09)	(0.49)	(0.84)
Equity	(3.82)	(2.15)	(3.11)
Commodity	(6.43)	(2.25)	(4.48)
Aggregate Value at Risk	(7.91)%	(2.88)%	(6.39)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average
Interest Rate	(0.88)%	—%	(0.42)%
Currency	(1.53)	(0.37)	(0.88)
Equity	(1.12)	(0.43)	(0.80)
Aggregate Value at Risk	(1.82)%	(0.76)%	(1.34)%

Kaiser I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.76)%	(0.02)%	(0.38)%
Currency	(0.27)	(0.02)	(0.18)
Equity	(1.44)	(0.27)	(0.79)
Commodity	(0.19)	(0.11)	(0.16)
Aggregate Value at Risk	(1.40)%	(0.47)%	(0.92)%

TT II, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.15)%	(0.32)%	(0.79)%
Currency	(2.29)	(0.67)	(1.70)
Equity	(3.55)	(0.25)	(2.17)
Commodity	(2.31)	(0.53)	(1.79)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.72)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.13)%	(0.26)%	(0.71)%
Currency	(0.72)	(0.43)	(0.59)
Equity	(2.15)	(0.13)	(1.11)
Commodity	(1.44)	(0.58)	(1.02)
Aggregate Value at Risk	(2.85)%	(1.45)%	(2.23)%

December 31, 2009
Aspect I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.34)%	(0.54)%	(1.11)%
Currency	(0.61)	(0.31)	(0.43)
Equity	(2.03)	(0.18)	(1.02)
Commodity	(2.18)	(0.45)	(1.06)
Aggregate Value at Risk	(3.10)%	(1.00)%	(1.95)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.28)%	—	(0.07)%
Currency	(1.25)	—	(0.31)
Aggregate Value at Risk	(1.25)%	—	(0.31)%

Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.83)%	(0.31)%	(0.54)%
Currency	(0.87)	(0.40)	(0.57)
Equity	(3.63)	—	(1.81)
Commodity	(3.89)	(0.34)	(1.89)
Aggregate Value at Risk	(7.15)%	(0.74)%	(3.45)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average
Interest Rate	(0.15)%	—	(0.04)%
Currency	(1.13)	—	(0.28)
Equity	(0.62)	—	(0.15)
Commodity	(0.28)	—	(0.07)
Aggregate Value at Risk	(1.64)%	—	(0.41)%

Kaiser I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.81)%	(0.08)%	(0.38)%
Currency	(0.25)	(0.03)	(0.15)
Equity	(0.64)	(0.26)	(0.42)
Commodity	(0.08)	(0.01)	(0.05)
Aggregate Value at Risk	(0.81)%	(0.51)%	(0.66)%

TT II, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.08)%	(0.32)%	(0.69)%
Currency	(1.12)	(0.42)	(0.87)
Equity	(2.20)	(0.10)	(0.95)
Commodity	(1.31)	(0.32)	(0.82)
Aggregate Value at Risk	(3.66)%	(0.50)%	(2.16)%

WNT I, LLC
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.79)%	(0.34)%	(0.50)%
Currency	(0.87)	(0.37)	(0.64)
Equity	(1.76)	(0.09)	(0.81)
Commodity	(0.75)	(0.20)	(0.39)
Aggregate Value at Risk	(2.36)%	(0.66)%	(1.31)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at December 31, 2010 and 2009 and for the four quarter-end reporting periods during calendar years 2010 and 2009.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership and the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of December 31, 2010, such amounts are equal to:
•	approximately 90% of Aspect I, LLC’s net assets.
•	approximately 95% of Augustus I, LLC’s net assets.
•	approximately 89% of Chesapeake I, LLC’s net assets.
•	approximately 95% of GLC I, LLC’s net assets.
•	approximately 100% of Kaiser I, LLC’s net assets.
•	approximately 96% of TT II, LLC’s net assets.
•	approximately 94% of WNT I, LLC’s net assets.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres (Demeter, prior to December 1, 2010) and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisor for each Trading Company, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Ceres (Demeter, prior to December 1, 2010) Ceres (Demeter, prior to December 1, 2010) anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2010 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The  G-8 countries consist of Canada, the Russian Federation, France, Germany, Japan, Italy, the United Kingdom, and the U.S.  The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2010, the Partnership’s primary exposures were in the S&P 500 (U.S.), FTSE 100 (U.K.), DAX (Germany), Nasdaq (U.S.), OMX 30 (Sweden), S&P 60 (Canada), and Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, Pacific Rim, and North American indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Currencies.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Ceres does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Interest Rates.  Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Partnership also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodity.
Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.  The Partnership’s primary metal market exposure is to fluctuations in the price of copper, gold, silver, and aluminum.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The soybean complex and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2010.

Softs.  The Partnership’s trading risk exposure in the soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Sugar and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2010.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, for the years ended December 31, 2010, 2009 and 2008; Statements of Financial Condition as of December 31, 2010 and 2009; Statements of Operations for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009, and 2008; and Notes to Financial Statements.  Additional financial information has been filed as Exhibit 99.1, 91.2, and 99.3 to this Form 10-K.

To the Limited Partners of:

Managed Futures Profile MV, L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Walter Davis
Walter Davis
President and Director
Ceres Managed Futures LLC,
General Partner of
Managed Futures Profile MV, L.P.

Managed Futures Profile MV, L.P.
Management’s Report on Internal Control Over Financial Reporting

Ceres Managed Futures LLC (“Ceres”), formerly Demeter Management LLC, the general partner of Managed Futures Profile MV, L.P. (the “Partnership”) is responsible for the management of the Partnership.

Management of Ceres (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership:

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and directors of Ceres; and

•
Provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway commission in Internal Control – Integrated Framework.  Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

/s/ Walter Davis
Walter Davis
President and Director
Ceres Managed Futures LLC,

/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer
Ceres Managed Futures LLC

New York, New York
March 29, 2010

Managed Futures Profile MV, L.P.
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Managed Futures Profile MV, L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Profile MV, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Managed Futures Profile MV, L.P. as of December 31, 2010 and 2009, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
   Deloitte & Touche LLP

New York, New York
March 29, 2011

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                  December 31,
	2010	2009
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in TT II, LLC	11,800,671	9,881,734
Investment in WNT I, LLC	10,780,859	10,215,847
Investment in Kaiser I, LLC	10,489,485	10,332,670
Investment in Aspect I, LLC	10,343,798	9,966,139
Investment in Chesapeake I, LLC	5,536,117	9,259,009
Investment in GLC I, LLC	4,661,993	4,584,958
Investment in Augustus I, LLC	4,661,993	4,538,004

Total Investments in Affiliated Trading Companies, at fair value (cost $53,541,098 and $57,815,090, respectively)	58,274,916	58,778,361
Receivable from Affiliated Trading Companies	794,623	—
Subscriptions receivable	615,000	1,827,289

Total Assets	59,684,539	60,605,650

LIABILITIES

Payable to Affiliated Trading Companies	757,516	791,664
Redemptions payable	498,522	880,156

Total Liabilities	1,256,038	1,671,820

PARTNERS’ CAPITAL
Class A (37,461.613 and 40,464.124 Units, respectively)	42,138,662	43,345,191
Class B (5,513.195 and 5,330.595 Units, respectively)	6,308,090	5,779,409
Class C (7,529.287 and 7,924.148 Units, respectively)	8,762,829	8,695,492
Class Z (1,012.277 and 990.781 Units, respectively)	1,218,920	1,113,738

Total Partners’ Capital	58,428,501	58,933,830

Total Liabilities and Partners’ Capital	59,684,539	60,605,650

NET ASSET VALUE PER UNIT
Class A	1,124.85	1,071.20
Class B	1,144.18	1,084.19
Class C	1,163.83	1,097.34
Class Z	1,204.13	1,124.10

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF OPERATIONS

                           For the Years Ended December 31,
	2010	2009	2008
	$	$	$
EXPENSES
Ongoing Placement Agent fees	1,025,096	836,158	387,423
General Partner fees	579,930	476,327	222,786
Administrative fees	231,972	190,531	89,115

Total Expenses	1,836,998	1,503,016	699,324

NET INVESTMENT LOSS	(1,836,998)	(1,503,016)	(699,324)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	1,018,361	777,856	288,173
Net change in unrealized appreciation
(depreciation) on investments	3,770,549	(3,240,848)	3,731,988

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	4,788,910	(2,462,992)	4,020,161

NET INCOME (LOSS)	2,951,912	(3,966,008)	3,320,837

NET INCOME (LOSS) ALLOCATION
Class A	2,059,666	(2,959,851)	2,296,385
Class B	339,764	(406,275)	424,993
Class C	472,300	(548,437)	529,074
Class Z	80,182	(51,445)	70,385

NET INCOME (LOSS) PER UNIT *
Class A	53.65	(106.64)	140.08
Class B	59.99	(101.94)	146.22
Class C	66.49	(97.14)	152.42
Class Z	80.03	(87.25)	164.97

	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	39,897.958	31,117.233	14,201.493
Class B	5,752.818	4,186.305	2,829.052
Class C	7,381.908	6,755.393	2,872.077
Class Z	1,002.029	742.006	504.908

* Based on the change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Years ended December 31, 2010, 2009 and 2008

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2007	7,228,792	1,874,202	1,747,204	228,054	11,078,252

Subscriptions	18,882,556	3,158,189	2,693,863	533,537	25,268,145

Net Income	2,296,385	424,993	529,074	70,385	3,320,837

Redemptions	(2,434,380)	(1,711,283)	(258,621)	(203,644)	(4,607,928)

Partners’ Capital,
December 31, 2008	25,973,353	3,746,101	4,711,520	628,332	35,059,306

Subscriptions	27,575,130	4,539,798	6,613,509	654,878	39,383,315

Net Loss	(2,959,851)	(406,275)	(548,437)	(51,445)	(3,966,008)

Redemptions	(7,243,441)	(2,100,215)	(2,081,100)	(118,027)	(11,542,783)

Partners’ Capital,
December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830

Subscriptions	5,450,186	983,828	593,255	25,000	7,052,269

Net Income	2,059,666	339,764	472,300	80,182	2,951,912

Redemptions	(8,716,381)	(794,911)	(998,218)	—	(10,509,510)

Partners’ Capital,
December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501

The accompanying notes are an integral part of these financial statements.

Managed Futures Profile MV, L.P.
Notes to Financial Statements

1.  Organization

Managed Futures Profile MV, L.P. (“Profile MV” or the “Partnership”) is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Partnership, Managed Futures Profile LV, L.P., and Managed Futures Profile HV, L.P. (collectively, the “Profile Series”), and was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 6.  Financial Instruments of the Trading Companies).  The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies (each a “Trading Company” or collectively the “Trading Companies”) each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively, the “Trading Advisors”), each of which, except for GAM International Management Limited (formerly, Augustus Asset Management Limited) (“GAM”) and GLC Ltd. (“GLC”), is registered with the Commodity Futures Trading Commission, and which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

In 2009, Morgan Stanley and Citigroup Inc. (“Citigroup”) combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of Citigroup Global Markets Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  As part of that transaction, Ceres Managed Futures LLC (“Ceres”) and Demeter were contributed to MSSBH, and each became a wholly-owned subsidiary of MSSBH.

Effective December 1, 2010, MSSBH, together with the unanimous support of the respective Boards of Directors of Demeter and Ceres, combined the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres.  Ceres will continue to be wholly-owned by MSSBH and replaced Demeter as the general partner for the Partnership and the trading manager for each Trading Company.

MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup.  Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective October 1, 2009, Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC”) was added as a Trading Company to Profile MV.  Augustus I, LLC allocates substantially all of its assets to GAM as the sole Trading Advisor to Augustus I, LLC.  GAM began trading Profile MV’s assets allocated to Augustus I, LLC effective October 1, 2009.

Effective October 1, 2009, Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”) was added as a Trading Company to Profile MV.  GLC I, LLC allocates substantially all of its assets to GLC as the sole Trading Advisor to GLC I, LLC.  GLC began trading Profile MV’s assets allocated to GLC I, LLC effective October 1, 2009.

Effective October 1, 2009, Demeter changed the name of Morgan Stanley Managed Futures MV, L.P. to Managed Futures Profile MV, L.P.  The name change did not have any impact on the operation of the Partnership or its limited partners.

The financial statements have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Operations.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2010 and 2009, the Partnership’s cash balances were zero.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive either class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  As of December 31, 2010 and 2009, there were no Class D Units outstanding in Profile MV.  Certain limited partners who are not subject to the ongoing placement agent fee (as described herein) are deemed to hold Class Z Units.  Ceres receives Class Z Units with respect to its investment in the Partnership.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the placement agent fee (as defined in Note 2).

2.  Summary of Significant Accounting Policies

Use of Estimates – The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures.  Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from these estimates.

Revenue Recognition – Net change in appreciation (depreciation) on investments in the Trading Companies is recorded based upon the proportionate share of the Partnership’s aggregate amount of the net performance recorded by each Trading Company.

Valuation of Investments in Affiliated Trading Companies – The Partnership’s investments in affiliated Trading Companies are stated at fair value which is based on (1) the Partnership’s net contribution to the Trading Companies and (2) its allocated share of the undistributed profits and losses, including realized and the net change in unrealized gains/losses of the Trading Company.

Net Income (Loss) per Unit – Net income (loss) per Unit is computed in accordance with the specialized accounting for Investment Companies as illustrated in the Financial Highlights Footnote (See Note 9. Financial Highlights) and is allocated to all partners at the end of each month in proportion to their respective opening capital accounts.

General Partner Fee – The Partnership pays Ceres a monthly administration fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services in operating and managing the Partnership.

Placement Agent Fee – Morgan Stanley Smith Barney LLC (“MSSB”), currently serves as the placement agent (the “Placement Agent”) and may appoint affiliates or third parties as additional Placement Agents.  The Partnership pays the Placement Agent an ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

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

Partnership Administrative Fee – The Partnership pays Ceres a monthly fee to cover all administrative, operating, offering, and organizational expenses. The monthly partnership administrative fee is equal to 1/12th of 0.40% (a 0.40% annual rate) of the beginning of the month net asset value of the Partnership.

Continuing Offering – Units of the Partnership are offered in four Classes, identical in all material respects except for the ongoing Placement Agent fees charged. Units within the Partnership Class were initially offered at $1,000 per Unit.  Thereafter, Units are offered on a continuous basis as of the last day of each month (a “Subscription Date”) at the net asset value per Unit for each Class as of the last day of the month.  The minimum subscription amount in the Partnership is $25,000, subject to the discretion of Ceres to accept a lower amount.  Prior to May 2009, the minimum subscription amount in the Partnership was $50,000.  The minimum subscription amount for ERISA/IRA investors is $10,000.  Additional subscriptions can be made in increments of $10,000 if a limited partner has already met the minimum subscription amount, subject to the discretion of Ceres to accept a lower amount.   The request for the subscriptions must be delivered to the limited partner’s local Morgan Stanley Smith Barney Branch Office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m., New York City time, on the third business day before the end of the month.

Redemptions – Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”).  The request for redemption must be delivered to a limited partner’s local Morgan Stanley Smith Barney Branch Office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m. New York City time, on the third business day before the end of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the relevant Partnership of $10,000 unless an investor is withdrawing his or her entire investment.  Prior to May 2009, the minimum investment in the Partnership was $50,000, and $10,000 for ERISA/IRA investors.  Ceres may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason.  Ceres will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.  Ceres may also, in its sole discretion, permit redemptions by limited partners in any amount at any time.  There are no redemption charges.  Ceres endeavors to pay all redemptions within 10 business days after the applicable Redemption Date.  Ceres may suspend redemptions in certain circumstances.

Exchanges – Limited partners may redeem some or all of their Units in the Partnership on the Redemption Date and use the proceeds to purchase Units in any other commodity pool operated by the General Partner and accepting subscriptions on the following subscription date; provided the limited partner meets the suitability criteria for the other commodity pool and has redeemed its Units according to the Limited Partnership Agreement.  Investors also may redeem their Units in any other commodity pool operated by the General Partner and use the proceeds to purchase Units in the Partnership on the following Subscription Date; provided the potential limited partner meets the suitability criteria for the Partnership and has redeemed its Unit in the other commodity pool(s) according to the applicable operating agreement.  In order to effect an exchange, the limited partner must send a subscription and exchange agreement and power of attorney to the limited partner’s local Morgan Stanley Smith Barney Financial Advisor or Private Wealth Advisor, and that agreement must be forwarded by the Morgan Stanley Smith Barney Branch Office in time for it to be received by Ceres no later than 3:00 p.m., New York City time, on the third business day before the end of the month.

Units Outstanding by Share Class – The table below shows the Units outstanding by share Class for the Partnership for the three years in the period ended December 31, 2010.

Share Class	A	B	C	Z
Beginning Units
January 1, 2008	6,965.765	1,802.277	1,676.682	217.947

Subscriptions	17,254.138	2,895.994	2,490.902	479.499
Redemptions	(2,168.137)	(1,540.018)	(223.172)	(178.741)
Ending Units December 31, 2008	22,051.766	3,158.253	3,944.412	518.705

Subscriptions	24,823.274	4,051.158	5,850.012	571.508
Redemptions	(6,410.916)	(1,878.816)	(1,870.276)	(99.432)
Ending Units December 31, 2009	40,464.124	5,330.595	7,924.148	990.781

Subscriptions	5,111.285	907.517	528.629	21.496
Redemptions	(8,113.796)	(724.917)	(923.490)	–

Ending Units December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277

Distributions – Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Ceres (Demeter, prior to December 1, 2010).  No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

Income Taxes – No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2010 and 2009.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

Dissolution of the Partnership – The Partnership may be terminated upon any of the circumstances first to occur: (i) receipt by Ceres of a notice setting forth an election to terminate and dissolve the Partnership by limited partners holding not less than a Majority of Units (as defined in the Limited Partnership Agreement), with or without cause, (ii) the withdrawal, insolvency, bankruptcy, dissolution, or liquidation of Ceres, (iii) the occurrence of an event which shall make it unlawful for the existence of the Partnership to be continued, or  (iv) a determination by Ceres upon 60 days notice to the limited partners to terminate the Partnership.

Statements of Cash Flows - The Partnership is not required to provide a Statement of Cash Flows.

Other Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued accounting guidance under the FASB Accounting Standards Codification (“ASC” or the “Codification”), which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

3.  Trading Companies

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

As of May 1, 2010 the non-clearing commodity broker for the Trading Companies is MSSB.  The clearing commodity brokers for the Trading Companies, except for Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), are currently Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. acts as the counterparty on all trading of foreign currency forward contracts for all the Trading Companies except for Kaiser I, LLC. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts for all the Trading Companies except for Kaiser I, LLC.  MS&Co. and its affiliates act as custodians of the Trading Companies’ assets. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Effective January 2, 2008, Kaiser I, LLC commenced using Newedge USA, LLC (“Newedge”) as its primary clearing commodity broker and MS&Co. as its non-clearing commodity broker with respect to the assets traded by Kaiser I, LLC on behalf of the Partnership by Kaiser Trading Group Pty. Ltd., the Trading Advisor for Kaiser I, LLC.  Newedge also acts as the counterparty on all trading of foreign currency forward contracts, including options on such contracts. Kaiser I, LLC continues to maintain an account with MSSB, where Kaiser I, LLC’s excess cash assets are held, and Kaiser I, LLC maintains separate clearing accounts with Newedge where Kaiser, I, LLC’s futures, options, and foreign currency forward positions and margin funds related thereto are held.

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

Each Trading Company pays a brokerage fee to MS&Co. (in the case of Kaiser I, LLC, to Newedge) as described below.  Each Trading Company’s cash is on deposit with MSSB, MS&Co., and MSIP (in the case of Kaiser I, LLC, with Newedge) in futures interests trading accounts to meet margin requirements as needed.

The following tables summarize the Partnership’s investments in affiliated Trading Companies as of December 31, 2010 and 2009.  The Trading Companies in which the Partnership invested more than 5% of its net assets are individually identified.  Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (See Note 5 for further information).

    December 31, 2010
Investment	% of Profile MV’s Partners’ Capital	Fair Value	Profile MV’s pro-rata Net Income/(Loss)	Management Fees	Incentive Fees	Administrative Fees
		$	$	$	$	$
TT II, LLC	20.2	11,800,671	1,931,179	206,323	152,598	36,106
WNT I, LLC	18.5	10,780.859	1,257,277	212,443	190,591	37,178
Kaiser I, LLC	18.0	10,489.485	463,457	210,948	136	36,916
Aspect I, LLC	17.7	10,343.798	1,428,088	203,717	147,516	35,650
Chesapeake I, LLC	9.5	5,536.117	47,960	141,248	145,678	24,718
GLC I, LLC	8.0	4,661.993	(428,774)	67,844	84	15,830
Augustus I, LLC	9.0	4,661.993	89,723	68,746	45,317	16,041

    December 31, 2009
Investment	% of Profile MV’s Partners’ Capital	Fair Value	Profile MV’s pro-rata Net Income/(Loss)	Management Fees	Incentive Fees	Administrative Fees
		$	$	$	$	$
Kaiser I, LLC	17.5	10,332,670	(502,833)	169,233	464	29,616
WNT I, LLC	17.3	10,215,847	(504,601)	163,342	400	28,585
Aspect I, LLC	16.9	9,966,139	(869,572)	163,465	334	28,606
TT II, LLC	16.8	9,881,734	(1,390,720)	167,755	—	29,357
Chesapeake I, LLC	15.7	9,259,009	509,659	142,112	108,966	24,870
GLC I, LLC	7.8	4,584,958	98,584	16,350	24,642	3,815
Augustus I, LLC	7.7	4,538,004	51,630	16,562	12,913	3,865
Strategic Alternatives, L.L.C.	—	—	144,863	100,360	36,932	17,563

The strategy for each Trading Company is disclosed in Note 5. Trading Advisors to the Trading     Companies.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis.  As of December 31, 2010 and 2009, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Valuation – Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the resulting net change in unrealized gains and losses is reflected in the change in unrealized appreciation (depreciation) on investments on open contracts from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

Revenue Recognition – MSSB pays each Trading Company at each month end, except Kaiser I, LLC, interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. and MSIP as margin are credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pay or charge other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. and MSIP will be credited with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to each Trading Company on Futures Interests.  MSSB and MS&Co. will retain any excess interest not paid to each Trading Company.

For Kaiser I, LLC, Newedge credits the Trading Company with interest income on 100% of its average daily funds held at Newedge monthly. Assets deposited with Newedge as margin will be credited with interest income at a rate approximately equivalent to what Newedge pays or charges other customers on such assets deposited as margin.  Assets not deposited as margin with Newedge will be credited with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest payments, net assets do not include monies owed to the Trading Company on Futures Interests.

Fair Value of Financial Instruments – The fair value of each Trading Company’s assets and liabilities that qualify as financial instruments under the FASB ASC guidance relating to Financial Instruments, approximates the carrying amount presented in the Trading Company’s Statements of Financial Condition.

Foreign Currency Translation – The Trading Companies’ functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

Trading Company Administrative Fee – Each Trading Company pays Ceres a monthly fee to cover all administrative and operating expenses (the “Trading Company Administrative Fee”).  The monthly Trading Company Administrative Fee is equal to 1/12th of 0.35% (a 035% annual rate) of the beginning of the month net assets of each Trading Company.

4.  Related Party Transactions
The Partnership pays monthly administrative fees and General Partner fees to Ceres as described in Note 2.  The Partnership pays monthly Placement Agent fees to MSSB as described in Note 2.

The cash held by each Trading Company is on deposit with MSSB, MS&Co., and MSIP in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company (except for Kaiser I, LLC) interest income at each month end as described in Note 3.  Each Trading Company pays MS&Co. brokerage fees and transactions costs as described in Note 3.  Each Trading Company pays Ceres a monthly Trading Company Administrative Fee as described in Note 3.

5.  Trading Advisors to the Trading Companies
Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies.  The Trading Advisors and their strategies for each Trading Company as of December 31, 2010 are as follows:

Trading Company	Trading Advisor	Strategy
Aspect I, LLC	Aspect Capital Limited	Aspect Diversified Program

Augustus I, LLC	GAM International Management Limited	Global Rates Program – Futures/FX Only

Chesapeake I, LLC	Chesapeake Capital Corporation	Diversified Trading Program

GLC I, LLC	GLC, Ltd.	Global Macro Program

Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.	Global Diversified Trading Program

TT II, LLC	Transtrend B.V.	Enhanced Risk Profile (USD) of Diversified Trend Program

WNT I, LLC	Winton Capital Management Limited	Diversified Trading Program

Compensation to the Trading Advisors by the Trading Companies consists of a management fee and an incentive fee as follows:

Management Fee – Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of net assets as described in the advisory agreement among each Trading Company, Ceres, and each Trading Advisor.

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

6.  Financial Instruments of the Trading Companies

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

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis. A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

(1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;

(2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors and;

(3)      Terms that require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

7.  Investment Risks

The Partnership’s investments in the affiliated Trading Companies expose the Partnership to various types of risks that are associated with Futures Interests trading and the markets in which the Trading Companies invest.  The significant types of financial risks to which the Trading Companies are exposed are market risk, liquidity risk, and counterparty credit risk.

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

8.  Fair Value Measurements and Disclosures

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of the factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2010	$	$	$	$
Investment in TT II, LLC	—	11,800,671	—	11,800,671
Investment in WNT I, LLC	—	10,780,859	—	10,780,859
Investment in Kaiser I, LLC	—	10,489,485	—	10,489,485
Investment in Aspect I, LLC	—	10,343,798	—	10,343,798
Investment in Chesapeake I, LLC	—	5,536,117	—	5,536,117
Investment in GLC I, LLC	—	4,661,993	—	4,661,993
Investment in Augustus I, LLC	—	4,661,993	—	4,661,993

December 31, 2009
Investment in Kaiser I, LLC	—	10,332,670	—	10,332,670
Investment in WNT I, LLC	—	10,215,847	—	10,215,847
Investment in Aspect I, LLC	—	9,966,139	—	9,966,139
Investment in TT II, LLC	—	9,881,734	—	9,881,734
Investment in Chesapeake I, LLC	—	9,259,009	—	9,259,009
Investment in GLC I, LLC	—	4,584,958	—	4,584,958
Investment in Augustus I, LLC	—	4,538,004	—	4,538,004

At December 31, 2010, Profile MV’s investment in the Trading Companies represented approximately:  Augustus I, LLC 8.00%; GLC I, LLC 8.00%; Aspect I, LLC 17.75%; Kaiser I, LLC

18.00%; TT II, LLC 20.25%; WNT I, LLC 18.50%; and Chesapeake I, LLC 9.50% of the total investments of Profile MV, respectively.

At December 31, 2009, Profile MV’s investment in the Trading Companies represented approximately:  Augustus I, LLC 7.72%; GLC I, LLC 7.80%; Aspect I, LLC 16.96%; Kaiser I, LLC 17.58%; TT II, LLC 16.81%; WNT I, LLC 17.38%; and Chesapeake I, LLC 15.75% of the total investments of Profile MV, respectively.

9.  Financial Highlights
	Class A	Class B	Class C	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,071.20	$ 1,084.19	$ 1,097.34	$ 1,124.10

NET OPERATING RESULTS:
Net investment loss	(36.25)	(31.36)	(26.34)	(15.81)
Net unrealized profit	89.90	91.35	92.83	95.84

Net income	53.65	59.99	66.49	80.03

NET ASSET VALUE,
DECEMBER 31, 2010:	$ 1,124.85	$ 1,144.18	$ 1,163.83	$ 1,204.13
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	- 2.90%	-2.40%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	1.40%

TOTAL RETURN:	5.01%	5.53%	6.06%	7.12%
INCEPTION-TO-DATE RETURN	12.49%	14.42%	16.38%	20.41%
COMPOUND ANNUALIZED RETURN	3.50%	4.02%	4.54%	5.59%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2009:	$ 1,177.84	$ 1,186.13	$ 1,194.48	$ 1,211.35

NET OPERATING RESULTS:
Net investment loss	(37.69)	(32.49)	(26.99)	(16.10)
Net unrealized loss	(68.95)	(69.45)	(70.15)	(71.15)

Net loss	(106.64)	(101.94)	(97.14)	(87.25)

NET ASSET VALUE,
DECEMBER 31, 2009:	$ 1,071.20	$ 1,084.19	$ 1,097.34	$ 1,124.10
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.39%	-2.90%	-2.39%	-1.40%
Partnership expenses (1)	3.39%	2.90%	2.39%	1.40%

TOTAL RETURN:	-9.05%	-8.59%	-8.13%	-7.20%
INCEPTION-TO-DATE RETURN	7.12%	8.42%	9.73%	12.41%
COMPOUND ANNUALIZED RETURN	2.88%	3.40%	3.91%	4.95%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2008:	$ 1,037.76	$ 1,039.91	$ 1,042.06	$ 1,046.38

NET OPERATING RESULTS:
Net investment loss	(37.06)	(31.64)	(26.36)	(15.49)
Net unrealized profit	177.14	177.86	178.78	180.46

Net income	140.08	146.22	152.42	164.97

NET ASSET VALUE,
DECEMBER 31, 2008:	$ 1,177.84	$ 1,186.13	$ 1,194.48	$ 1,211.35
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.39%	- 2.89%	-2.39%	-1.39%
Partnership expenses (1)	3.39%	2.89%	2.39%	1.39%

TOTAL RETURN:	13.50%	14.06%	14.63%	15.77%
INCEPTION-TO-DATE RETURN	17.78%	18.61%	19.45%	21.14%
COMPOUND ANNUALIZED RETURN	12.21%	12.76%	13.32%	14.45%

RATIOS TO AVERAGE NET ASSETS FOR TRADING COMPANIES AS OF
DECEMBER 31, 2010:

Profile MV
Interest Income	-0.04%
Trading Company Administrative Fees	-0.35%
Management Fees	-1.91%
Incentive Fees	-1.17%

(1) Does not include the expenses of the Trading Companies in which the Partnership invests.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results	Net Income/(Loss)

2010
March 31	$ 1,584,752	$ 1,121,477
June 30	(1,894,679)	(2,369,794)
September 30	2,092,864	1,645,366
December 31	3,005,973	2,554,863

Total	$4,788,910	$2,951,912

Net Income/(Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$ 18.52	$ 20.12	$ 21.75	$ 25.13
June 30	(43.47)	(42.70)	(41.91)	(40.24)
September 30	30.39	32.18	34.03	37.87

December 31	48.21	50.39	52.62	57.27

Total	$53.65	$59.99	$66.49	$ 80.03

Quarter Ended	Total Trading Results	Net Income/(Loss)

2009
March 31	$ (611,133)	$ (899,240)
June 30	(2,251,966)	(2,594,479)
September 30	1,440,067	1,025,186
December 31	(1,039,960)	(1,497,475)

Total	$(2,462,992)	$(3,966,008)

Net Income/(Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$(30.24)	$(27.67)	$(26.53)	$(24.34)
June 30	(64.20)	(64.58)	(64.13)	(63.66)
September 30	20.08	19.34	25.47	25.58

December 31	(32.28)	(29.03)	(31.95)	(24.83)

Total	$(106.64)	$(101.94)	$(97.14)	$(87.25)

Item 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this annual report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting
Ceres (Demeter, prior to December 1, 2010) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as

COSO, in Internal Control-Integrated Framework.  Ceres has concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership as a non-accelerated filer, to provide only management's report in this annual report.

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

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors and its affairs are managed by its General Partner.  Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010).  Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010.  Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts.  Prior to the combination of Demeter and Ceres effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator.  Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively.  Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., a global financial services firm, he became an associated person of MS&Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.).  Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS&Co.’s managed futures funds to high net worth and institutional investors on a global basis.  Mr. Davis withdrew as an associated person of MS&Co. in June 2009.  Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009.  MSSB is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC.  Mr. Davis is a Managing Director of MSSB and the Director of MSSB’s managed futures department.  Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds.  Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles.  Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.

Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively).  Ms. Magro was listed as a principal in June 2005.  Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively.  She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009.  Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner.  She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds.  From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds.  She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009).  Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.  Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.

Michael McGrath, age 41, has been a Director of the General Partner since June 2010.  Mr. McGrath was listed as a principal in June 2010.  Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010.  Mr. McGrath is a Managing Director of MSSB and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of MSSB.  He also serves on the

Management Committee of  the Global Wealth Management Group.  Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group.  Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of MSSB.  Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004.  At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors.  Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents.  He received his MBA in Finance from New York University in 1996.

Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010.  Mr. Ketterer was listed as a principal in December 2010.  Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010.  Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within MSSB.  Mr. Ketterer joined MS&Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative

Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group.  Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.

Ian Bernstein, age 48, is a Director of the General Partner.  Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010.  Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS&Co. and became the Global Wealth Management Division of MS&Co.  Mr. Bernstein first served as a Managing Director with MS&Co. in March 2004, prior to its merger with Morgan Stanley DW Inc.  Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at MSSB, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley.  The respective retail business of MS&Co. and Citigroup (formerly known as Smith Barney) was contributed to MSSB.  Mr. Bernstein has continued as Managing Director of both MSSB, the retail broker-dealer, and MS&Co., the institutional broker-dealer, up to the present.  Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.

Harry Handler, age 51, has been a Director of the General Partner since December 2010.  Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010.  Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively.  He has been an associate member of the NFA since August 1985.  Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been an associated person of MSSB since June 2009.  Mr. Handler serves as an Executive Director at MSSB in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the

Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.

Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010.  Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010.  Mr. Egan has been an associate member of the NFA since December 1997.  He has been an associated person of MSSB since November 2010.  Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Egan withdrew as an associated person of MS&Co. in November 2010.  Mr. Egan is an Executive Director at MSSB and currently serves as the Co-Chief Investment Officer for MSSB managed futures department.  Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s managed futures department from October 2003 until the formation of MSSB in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the managed futures department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools.  Mr. Egan began his career in August

1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s managed futures department.  Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991.  Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.

Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010.  Mr. Daglioglu is an Executive Director at MSSB and the Co-Chief Investment Officer for MSSB’s managed futures department.  Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of MSSB’s Alternative Investments Group.  Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley managed futures department from December 2003 until the formation of MSSB in June 2009.  In addition to his responsibilities within managed futures department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009.  Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley managed futures department from June 2003 to November 2003.  Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2010, were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Ceres (Demeter, prior to December 1, 2010).  The President, Chief Financial Officer, and each member of the Board of Directors of Ceres (Demeter, prior to December 1, 2010) are employees of Morgan Stanley or Morgan Stanley Smith Barney and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ ourcommitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Ceres (Demeter, prior to December 1, 2010), and has no audit committee.  However, Demeter had a Disclosure Committee that met quarterly to review periodic filings made by the Partnership for which Demeter acted as the general partner.  Demeter’s Disclosure Committee reported directly to the Board of Directors of Demeter which served as its audit committee.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Ceres (Demeter, prior to December 1, 2010), which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2010, Grant E. Nelson, P.O. Box 365, Prescott, WI 54021-0365 was the beneficial owner of 5.3 percent of the outstanding Units of the Partnership.

(b)  Security Ownership of Management - At December 31, 2010, the officers and directors of Ceres did not own any Units.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

For a description of the relationships between Ceres, Commodity Brokers, counterparties, and Trading Advisors refer to Note 3 - "Trading Companies" of "Notes to Financial Statements", in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are included in Item 8 of this Form 10-K.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $178,163 for the year ended December 31, 2010, and $169,448 for the year ended December 31, 2009.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees.  The Partnership did not pay D&T any amounts in 2010 and 2009 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2010 and December 31, 2009.

-	Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

-           Notes to Financial Statements.

Additionally, financial statements of the Trading Companies required by Regulation S-X are filed as Exhibit 99.1, 99.2, and 99.3 to this Form 10-K.

2. Listing of Financial Statement Schedules
None.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PROFILE MV, L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 31, 2011	By:	/s/ Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Walter Davis	March 31, 2011
Walter Davis, President

	/s/	Jennifer Magro	March 31, 2011
Jennifer Magro, Chief Financial Office, Director

	/s/	Ian Bernstein	March 31, 2011
Ian Bernstein, Director

	/s/	Alper Daglioglu	March 31, 2011
Alper Daglioglu, Director

	/s/	Patrick T. Egan	March 31, 2011
Patrick T. Egan, Director

	/s/	Harry Handler	March 31, 2011
Harry Handler, Director

	/s/	Douglas J. Ketterer	March 31, 2011
Douglas J. Ketterer, Director

	/s/	Michael P. McGrath	March 31, 2011
Michael P. McGrath, Director

EXHIBIT INDEX
ITEM

1.1!
Placement Agent Agreement dated June 1, 2007 by and among Morgan Stanley Managed Futures L.V., L.P., Morgan Stanley Managed Futures MV, L.P., Morgan Stanley Managed Futures HV, L.P., the General Partner and Morgan Stanley & Co. Incorporated.

3.1!	Certificate of Limited Partnership of the Registrant, dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4	Third Amended and Restated Limited Partnership Agreement of the Registrant, dated as of December 1, 2010.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2*!	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.3*!	Advisory Agreement among Morgan Stanley Managed Futures Chesapeake I, LLC, Demeter Management Corporation and Chesapeake Capital Corporation dated April 30, 2007.

10.4*!	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.5*!	Advisory Agreement among Morgan Stanley Managed Futures Transtrend II, LLC, the General Partner and Transtrend B.V., dated April 30, 2007.

10.6*!	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, the General Partner and Winton Capital Management Limited, dated April 30, 2007.

10.7!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.8!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

E-1

10.9!	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

10.10!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.11!	Escrow Agreement by and among The Bank of New York, the General Partner and the entities listed on Annex A thereto, dated July 25, 2007.

10.12!	Commodity Futures Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated July 23, 2007.

10.13!	Rider to Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.14!
Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.15!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.16!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.17*!!	Advisory Agreement among Morgan Stanley Strategic Alternatives, L.L.C., the General Partner and Bridgewater Associates, Inc., dated September 2, 2008.

10.17‡•	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, the General Partner and Augustus Asset Managers Limited, dated September 28, 2009.

10.18‡•	Advisory Agreement among Morgan Stanley Smith Barney GLC I, LLC, the General Partner and GLC Ltd., dated October 1, 2009.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-2

32.01
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Morgan Stanley Smith Barney Aspect I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney TT II, LLC Financial Statements.

99.3	Morgan Stanley Smith Barney WNT I, LLC Financial Statements.

__________________________________

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.

!!	Incorporated herein by reference from the Registrant’s Form 10/A filed on October 2, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 5, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 16, 2009.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

•	Confidential treatment has been requested with respect to the omitted portions of this exhibit.

E-3