Form 10-Q
period 2011-03-31
Managed Futures Profile MV, L.P.
filed 2011-05-16
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

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

MANAGED FUTURES PROFILE MV, L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2011 and 2010	4

	Notes to Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-36

Item 4.	Controls and Procedures	36-37

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Securities and Use of Proceeds	38

Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Kaiser I, LLC	10,762,371	10,489,485
Investment in TT II, LLC	10,755,573	11,800,671
Investment in WNT I, LLC	10,360,089	10,780,859
Investment in Aspect I, LLC	9,579,477	10,343,798
Investment in Chesapeake I, LLC	5,208,726	5,536,117
Investment in Augustus I, LLC	4,673,026	4,661,993
Investment in GLC I, LLC	4,193,916	4,661,993

Total Investments in Affiliated Trading Companies, at fair value (cost $51,067,105 and $53,541,098 respectively)	55,533,178	58,274,916
Receivable from Affiliated Trading Companies	–	794,623
Subscriptions receivable	–	615,000

Total Assets	55,533,178	59,684,539

LIABILITIES

Redemptions payable	791,157	498,522
Payable to Affiliated Trading Companies	–	757,516

Total Liabilities	791,157	1,256,038

PARTNERS’ CAPITAL
Class A (34,073.310 and 37,461.613Units, respectively)	38,251,007	42,138,662
Class B (5,777.219 and 5,513.195 Units, respectively)	6,605,272	6,308,090
Class C (7,486.441 and 7,529.287 Units, respectively)	8,717,386	8,762,829
Class Z (967.372 and 1,012.277 Units, respectively)	1,168,356	1,218,920

Total Partners’ Capital	54,742,021	58,428,501

Total Liabilities and Partners’ Capital	55,533,178	59,684,539

NET ASSET VALUE PER UNIT
Class A	1,122.61	1,124.85
Class B	1,143.33	1,144.18
Class C	1,164.42	1,163.83
Class Z	1,207.76	1,204.13

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2011	2010
	$	$

EXPENSES
Ongoing Placement Agent fees	247,522	258,680
General Partner fees	141,777	146,139
Administrative fees	56,711	58,456

Total Expenses	446,010	463,275

NET INVESTMENT LOSS	(446,010)	(463,275)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	623,404	166,935
Net change in unrealized appreciation (depreciation) on investments	(267,745)	1,417,817

Total Realized/Net Change in Unrealized Appreciation on Investments	355,659	1,584,752

NET INCOME (LOSS)	(90,351)	1,121,477

NET INCOME (LOSS) ALLOCATION

Class A	(95,875)	824,473
Class B	(2,818)	122,327
Class C	4,099	149,777
Class Z	4,243	24,900

NET INCOME (LOSS) PER UNIT*

Class A	(2.24)	18.52
Class B	(0.85)	20.12
Class C	0.59	21.75
Class Z	3.63	25.13

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING

Class A	35,767.940	41,223.103
Class B	5,686.277	5,487.967
Class C	7,501.199	7,761.937
Class Z	996.810	990.781

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MANAGED FUTURES PROFILE MV, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$

Partners’ Capital,
December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501

Subscriptions	874,578	300,000	–	–	1,174,578

Net Income (Loss)	(95,875)	(2,818)	4,099	4,243	(90,351)

Redemptions	(4,666,358)	–	(49,542)	(54,807)	(4,770,707)

Partners’ Capital,
March 31, 2011	38,251,007	6,605,272	8,717,386	1,168,356	54,742,021

Partners’ Capital,
December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830

Subscriptions	2,812,320	656,178	–	15,000	3,483,498

Net Income	824,473	122,327	149,777	24,900	1,121,477

Redemptions	(2,348,436)	–	(504,450)	–	(2,852,886)

Partners’ Capital,
March 31, 2010	44,633,548	6,557,914	8,340,819	1,153,638	60,685,919

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277	51,516.372

Subscriptions	773.565	264.024	–	–	1,037.589

Redemptions	(4,161.868)	–	(42.846)	(44.905)	(4,249.619)

Ending Units,
March 31, 2011	34,073.310	5,777.219	7,486.441	967.372	48,304.342

Beginning Units,
December 31, 2009	40,464.124	5,330.595	7,924.148	990.781	54,709.648

Subscriptions	2,684.423	607.870	–	13.052	3,305.345

Redemptions	(2,189.778)	–	(470.934)	–	(2,660.712)

Ending Units,
March 31, 2010	40,958.769	5,938.465	7,453.214	1,003.833	55,354.281

The accompanying notes are an integral part of these financial statements.

 MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Managed Futures Profile MV, L.P.  (“Profile MV” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

1.  Organization
Managed Futures Profile MV, L.P. was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  Profile MV is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Profile MV, Managed Futures Profile LV, L.P., and Managed Futures Profile HV, L.P. (collectively, the “Profile Series”).

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor which makes investment decisions for each respective Trading Company.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. Incorporated (“MS&Co.”) acts as each Trading Company’s clearing commodity broker, except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (“Newedge”).  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2011, are as follows:

Trading Company	Trading Advisor

Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney Augustus I, LLC
(“Augustus I, LLC”)	GAM International Management Limited
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney GLC I, LLC
(“GLC I, LLC”)	GLC Ltd. (“GLC”)
Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.
Morgan Stanley Smith Barney, WNT I, LLC
(“WNT I, LLC”)	Winton Capital Management Limited

Ceres Managed Futures LLC (“Ceres”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.    MSSB is the principle subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  As of March 31, 2011 and December 31, 2010, there were no Class D Units outstanding.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit with MSSB, MS&Co., and MSIP in futures interest trading accounts to meet margin requirements as needed.  MSSB pays each Trading Company at each month end interest income on 100% of its average daily funds held at MSSB.  Assets deposited with MS&Co. and MSIP as margin are credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pay or charge other customers on such assets deposited as margin.  Assets not deposited as margin with MS&Co. and MSIP are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of such interest

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

payments, net assets do not include monies owed to each Trading Company on Futures Interests.  MSSB and MS&Co. will retain any excess interest not paid to each Trading Company.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB, ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Financial Highlights
	Class A	Class B	Class C	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,124.85	$ 1,144.18	$ 1,163.83	$ $ 1,204.13

NET OPERATING RESULTS:
Net investment loss	(9.56)	(8.31)	(7.00)	(4.23)
Net realized/unrealized gain	7.32	7.46	7.59	7.86
Net income (loss)	(2.24)	(0.85)	0.59	3.63

NET ASSET VALUE,
MARCH 31, 2011:	$ 1,122.61	$ 1,143.33	$ 1,164.42	$ 1,207.76
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.44%	-2.94%	-2.43%	-1.42%
Partnership expenses (1) (2)	3.44%	2.94%	2.43%	1.42%

TOTAL RETURN:	-0.20%	-0.07%	0.05%	0.30%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,071.20	$ 1,084.19	$ 1,097.34	$ $ 1,124.10

NET OPERATING RESULTS:
Net investment loss	(8.91)	(7.69)	(6.45)	(3.86)
Net realized/unrealized gain	27.43	27.81	28.20	28.99
Net income	18.52	20.12	21.75	25.13

NET ASSET VALUE,
MARCH 31, 2010:	$ 1,089.72	$ 1,104.31	$ 1,119.09	$ 1,149.23
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.45%	-2.94%	-2.43%	-1.42%
Partnership expenses (1) (2)	3.45%	2.94%	2.43%	1.42%

TOTAL RETURN:	1.73%	1.86%	1.98%	2.24%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invest.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period on the relevant futures exchange.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.   The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of non-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Trading Companies’ contracts are accounted for on a trade-date basis and marked to market on a daily basis.  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are  settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses of off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

March 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Kaiser I, LLC	–	10,762,371	–	10,762,371
Investment in TT II, LLC	–	10,755,573	–	10,755,573
Investment in WNT I, LLC	–	10,360,089	–	10,360,089
Investment in Aspect I, LLC	–	9,579,477	–	9,579,477
Investment in Chesapeake I, LLC	–	5,208,726	–	5,208,726
Investment in Augustus I, LLC	–	4,673,026	–	4,673,026
Investment in GLC I, LLC	–	4,193,916	–	4,193,916

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	11,800,671	–	11,800,671
Investment in WNT I, LLC	–	10,780,859	–	10,780,859
Investment in Kaiser I, LLC	–	10,489,485	–	10,489,485
Investment in Aspect I, LLC	–	10,343,798	–	10,343,798
Investment in Chesapeake I, LLC	–	5,536,117	–	5,536,117
Investment in GLC I, LLC	–	4,661,993	–	4,661,993
Investment in Augustus I, LLC	–	4,661,993	–	4,661,993

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

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At March 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: WNT I, LLC 18.95%; Kaiser I, LLC 19.65%; TT II, LLC 19.65%; Aspect I, LLC 17.50%; Chesapeake I, LLC 9.50%, Augustus I, LLC 8.55% and GLC I, LLC 7.65% of Profile MV’s Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: WNT I, LLC 18.50%;  Kaiser I, LLC, 18.00%; TT II, LLC 20.20%; Aspect I, LLC 17.70%; Chesapeake I, LLC 9.50%; Augustus I, LLC 8.00% and GLC I, LLC 8.00% of Profile MV’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2011 and 2010, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

For the Three Months Ended March 31, 2011	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
WNT I, LLC	158	(532,875)	1,324,747	791,872
Kaiser I, LLC	(5,170)	(269,047)	(491,104)	(760,151)
TT II, LLC	525	(291,121)	(444,648)	(735,769)
Aspect I, LLC	(1,120)	(388,642)	531,458	142,816
Chesapeake I, LLC	(21,653)	(441,187)	1,688,266	1,247,079
Augustus I, LLC	(62)	(99,150)	398,768	299,618
GLC I, LLC	578	(86,661)	347,020	260,359

For the Three Months Ended March 31, 2010	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
TT II, LLC	(2,755)	(285,304)	3,205,130	2,919,826
Aspect I, LLC	(1,417)	(305,972)	1,994,084	1,688,112
WNT I, LLC	80	(296,873)	2,264,797	1,967,924

MANAGED FUTURES PROFILE MV, L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

6.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

7.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31,

2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

For the Quarter Ended March 31, 2011
The Partnership recorded total realized/net change in unrealized appreciation on investments of $355,659 and expenses totaling $446,010, resulting in a net loss of $90,351 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/11	NAV at 12/31/10

A	$1,122.61	$1,124.85
B	$1,143.33	$1,144.18
C	$1,164.42	$1,163.83
Z	$1,207.76	$1,204.13

The most significant trading losses were incurred within the global interest rate sector throughout the majority of the quarter. During January, long positions in U.S. and European fixed-income futures resulted in losses as prices fell amid optimism regarding the containment of Europe’s debt crisis. In February, short positions in short-term U.S. fixed-income futures recorded losses as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Additional losses were experienced in March from long positions in U.S. fixed-income futures as prices fell on speculation the U.S. Federal Reserve may withdraw monetary stimulus as the U.S. economy shows signs of a sustained recovery.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the metals markets, gains were recorded primarily during February from long futures positions in silver and gold as prices of silver futures extended a rally to a 30-year high and prices of gold futures approached an all-time high amid mounting unrest in the Middle East, which spurred “safe-haven” demand for precious metals. Within the currency markets, gains were experienced primarily during February due to long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after better-than-expected U.S. economic data boosted optimism about the global economic recovery and spurred demand for higher-yielding currency assets.

Gains were recorded within the global stock index markets, primarily during February, from long positions in U.S. equity index futures as prices were supported higher throughout the first half of the month amid positive economic reports, including faster-than-expected global growth, a rebound in U.S. retail sales, and strong corporate earnings reports. Lastly, smaller gains were achieved within the agricultural complex, primarily during January, due to long futures positions in corn and wheat as prices rose to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests.

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

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  VaR for a particular market sector is estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponds to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Ceres uses approximately four years of daily market data and re-values its portfolio for each of the historical market moves that occurred over this period. This enables Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2011 and December 31, 2010, Aspect I, LLC’s total capitalization was $56,759,636 and $54,986,074, respectively.  The Partnership owned approximately 17% and 19%, respectively, of Aspect I, LLC.

Aspect I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(1.15)%	(0.91)%
Interest Rate	(0.66)	(0.27)
Equity	(0.94)	(1.48)
Commodity	(2.52)	(2.49)
Aggregate Value at Risk	(4.21)%	(4.04)%

As of March 31, 2011 and December 31, 2010, Augustus I, LLC’s total capitalization was $18,192,563 and $18,443,353, respectively.  The Partnership owned approximately 26% and 25%, respectively, of Augustus I, LLC.

Augustus I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.50)%	(0.35)%
Currency	(1.95)	(1.12)
Aggregate Value at Risk	(2.22)%	(1.26)%

As of March 31, 2011 and December 31, 2010, Chesapeake I, LLC’s total capitalization was $15,187,350 and $15,637,106, respectively.  The partnership owned approximately 34% and 35%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(1.18)%	(0.81)%
Interest Rate	(1.13)	(1.05)
Equity	(3.79)	(3.50)
Commodity	(6.06)	(5.49)
Aggregate Value at Risk	(9.25)%	(7.91)%

As of March 31, 2011 and December 31, 2010, GLC I, LLC’s total capitalization was $16,285,388 and $17,534,046, respectively.  The Partnership owned approximately 26% and 27%, respectively, of GLC I, LLC.

GLC I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(0.92)%	(0.83)%
Interest Rate	(0.93)	(0.30)
Equity	(1.15)	(1.12)
Aggregate Value at Risk	(2.02)%	(1.82)%

As of March 31, 2011 and December 31, 2010, Kaiser I, LLC’s total capitalization was $40,931,381 and $40,014,468, respectively . The Partnership owned approximately 26% and 26%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(0.69)%	(0.02)%
Interest Rate	(0.42)	(0.02)
Equity	(0.58)	(0.44)
Commodity	(0.28)	(0.11)
Aggregate Value at Risk	(0.90)%	(0.47)%

As of March 31, 2011 and December 31, 2010, TT II, LLC.’s total capitalization was $41,092,952 and $43,741,623, respectively.  The Partnership owned approximately 26% and 27%, respectively, of TT II, LLC.

TT II, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(1.66)%	(1.68)%
Interest Rate	(0.96)	(0.32)
Equity	(1.87)	(1.89)
Commodity	(1.23)	(2.31)
Aggregate Value at Risk	(3.98)%	(5.18)%

As of March 31, 2011 and December 31, 2010, WNT I, LLC’s total capitalization was $55,036,198 and $53,769,718, respectively.  The Partnership owned approximately 19% and 20%, respectively of WNT I, LLC.

WNT  I, LLC
	March 31, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Currency	(0.80)%	(0.43)%
Interest Rate	(0.26)	(0.26)
Equity	(0.96)	(1.26)
Commodity	(1.27)	(1.44)
Aggregate Value at Risk	(2.98)%	(2.85)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December  31, 2010, respectively.

March 31, 2011
Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.34)%	(0.33)%	(0.93)%
Interest Rate	(1.65)	(0.27)	(0.96)
Equity	(1.48)	(0.22)	(0.91)
Commodity	(2.52)	(0.76)	(1.77)
Aggregate Value at Risk	(4.21)%	(1.56)%	(3.16)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.95)%	(1.07)%	(1.38)%
Interest Rate	(0.71)	(0.35)	(0.48)
Aggregate Value at Risk	(2.22)%	(1.26)%	(1.63)%

Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Currency	(1.18)%	(0.49)%	(0.89)%
Interest Rate	(2.17)	(1.05)	(1.44)
Equity	(3.79)	(2.15)	(3.10)
Commodity	(6.43)	(2.25)	(5.06)
Aggregate Value at Risk	(9.25)%	(2.88)%	(6.96)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.92)%	(0.37)%	(0.73)%
Interest Rate	(0.93)	–	(0.44)
Equity	(1.15)	(0.43)	(0.84)
Aggregate Value at Risk	(2.02)%	(0.76)%	(3.16)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.69)%	(0.02)%	(0.30)%
Interest Rate	(0.76)	(0.02)	(0.37)
Equity	(1.02)	(2.27)	(0.58)
Commodity	(0.28)	(0.11)	(0.19)
Aggregate Value at Risk	(1.00)%	(0.47)%	(0.79)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Currency	(2.18)%	(0.67)%	(1.55)%
Interest Rate	(0.96)	(0.32)	(0.74)
Equity	(3.00)	(0.25)	(1.75)
Commodity	(2.31)	(0.53)	(1.57)
Aggregate Value at Risk	(5.82)%	(1.03)%	(4.00)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Currency	(0.80)%	(0.43)%	(0.61)%
Interest Rate	(1.13)	(0.26)	(0.67)
Equity	(1.26)	(0.13)	(0.81)
Commodity	(1.44)	(0.58)	(1.06)
Aggregate Value at Risk	(2.98)%	(1.45)%	(2.27)%

December 31, 2010

Aspect I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.65)%	(0.27)%	(1.10)%
Currency	(1.34)	(0.33)	(0.83)
Equity	(2.14)	(0.22)	(1.21)
Commodity	(2.49)	(0.76)	(1.50)
Aggregate Value at Risk	(4.04)%	(1.56)%	(3.00)%

Chesapeake I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.01)%	(1.40)%
Currency	(1.09)	(0.49)	(0.84)
Equity	(3.82)	(2.15)	(3.11)
Commodity	(6.43)	(2.25)	(4.48)
Aggregate Value at Risk	(7.91)%	(2.88)%	(6.39)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.76)%	(0.02)%	(0.38)%
Currency	(0.27)	(0.02)	(0.18)
Equity	(1.44)	(0.27)	(0.79)
Commodity	(0.19)	(0.11)	(0.16)
Aggregate Value at Risk	(1.40)%	(0.47)%	(0.92)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.15)%	(0.32)%	(0.79)%
Currency	(2.29)	(0.67)	(1.70)
Equity	(3.55)	(0.25)	(2.17)
Commodity	(2.31)	(0.53)	(1.79)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.72)%

Augustus I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.71)%	(0.35)%	(0.51)%
Currency	(1.69)	(1.07)	(1.31)
Aggregate Value at Risk	(1.85)%	(1.26)%	(1.54)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.13)%	(0.26)%	(0.71)%
Currency	(0.72)	(0.43)	(0.59)
Equity	(2.15)	(0.13)	(1.11)
Commodity	(1.44)	(0.58)	(1.02)
Aggregate Value at Risk	(2.85)%	(1.45)%	(2.23)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.88)%	– %	(0.42)%
Currency	(1.53)	(0.37)	(0.88)
Equity	(1.12)	(0.43)	(0.80)
Aggregate Value at Risk	(1.82)%	(0.76)%	(1.34)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010, and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of March 31, 2011, such amount was equal to:
•	approximately 94% of WNT I, LLC’s net assets.
•	approximately 97% of Kaiser I, LLC’s net assets.
•	approximately 87% of TT II, LLC’s net assets.

•	approximately 92% of Aspect I, LLC’s net assets.
•	approximately 81% of Chesapeake I, LLC’s net assets.
•	approximately 96% of Augustus I, LLC’s net assets.
•	approximately 96% of GLC I, LLC’s net assets.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2011.

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

PART II.  OTHER INFORMATION
Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2011, was $80,549,478.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
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

Managed Futures Profile MV, L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 16, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.