Form 10-Q
period 2011-06-30
Managed Futures Profile MV, L.P.
filed 2011-08-15
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 000-53113

MERITAGE FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-8529352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Managed Futures Profile MV, L.P.
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

Yes ☒  No ☐

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

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-47

Item 4.	Controls and Procedures	47-48

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Securities and Use of Proceeds	49

Item 6.	Exhibits	49-50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	8,787,558	–
Investment in Kaiser I, LLC	6,443,352	10,489,485
Investment in TT II, LLC	5,421,395	11,800,671
Investment in Aspect I, LLC	4,852,206	10,343,798
Investment in Altis I, LLC	4,806,354	–
Investment in WNT I, LLC	4,161,870	10,780,859
Investment in AHL I, LLC	3,915,735	–
Investment in Boronia I, LLC	3,278,311	–
Investment in Rotella I, LLC	2,710,613	–
Investment in Augustus I, LLC	2,477,001	4,661,993
Investment in GLC I, LLC	1,872,130	4,661,993
Investment in Chesapeake I, LLC	1,691,200	5,536,117
Investment in DKR I, LLC	1,222,861	–

Total Investments in Affiliated Trading Companies, at fair value (cost $51,853,950 and $53,541,098 respectively)	51,640,586	58,274,916
Receivable from Affiliated Trading Companies	–	794,623
Subscriptions receivable	–	615,000

Total Assets	51,640,586	59,684,539

LIABILITIES

Redemptions payable	1,729,847	498,522
Payable to Affiliated Trading Companies	–	757,516

Total Liabilities	1,729,847	1,256,038

PARTNERS’ CAPITAL
Class A (33,427.070 and 37,461.613Units, respectively)	35,548,088	42,138,662
Class B (5,399.775 and 5,513.195 Units, respectively)	5,855,849	6,308,090
Class C (6,686.444 and 7,529.287 Units, respectively)	7,394,367	8,762,829
Class Z (967.372 and 1,012.277 Units, respectively)	1,112,435	1,218,920

Total Partners’ Capital	49,910,739	58,428,501

Total Liabilities and Partners’ Capital	51,640,586	59,684,539

NET ASSET VALUE PER UNIT
Class A	1,063.45	1,124.85
Class B	1,084.46	1,144.18
Class C	1,105.87	1,163.83
Class Z	1,149.95	1,204.13

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	238,271	265,335	485,793	524,015
General Partner fees	137,116	149,843	278,893	295,982
Administrative fees	54,846	59,937	111,557	118,393

Total Expenses	430,233	475,115	876,243	938,390

NET INVESTMENT LOSS	(430,233)	(475,115)	(876,243)	(938,390)

REALIZED/NET CHANGE IN UNREALIZED DEPRECIATION
ON INVESTMENTS
Realized	2,285,351	59,645	2,908,755	226,580
Net change in unrealized depreciation
on investments	(4,679,437)	(1,954,324)	(4,947,182)	(536,507)

Total Realized/Net Change in Unrealized
Depreciation on Investments	(2,394,086)	(1,894,679)	(2,038,427)	(309,927)

NET LOSS	(2,824,319)	(2,369,794)	(2,914,670)	(1,248,317)

NET LOSS ALLOCATION
Class A	(1,989,975)	(1,763,741)	(2,085,850)	(939,268)
Class B	(340,100)	(253,586)	(342,918)	(131,259)
Class C	(438,323)	(312,078)	(434,224)	(162,301)
Class Z	(55,921)	(40,389)	(51,678)	(15,489)

NET LOSS PER UNIT *
Class A	(59.16)	(43.47)	(61.40)	(24.95)
Class B	(58.87)	(42.70)	(59.72)	(22.58)
Class C	(58.55)	(41.91)	(57.96)	(20.16)
Class Z	(57.81)	(40.24)	(54.18)	(15.11)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	34,101.225	40,784.152	34,929.979	41,002.415
Class B	5,777.219	5,938.465	5,731.999	5,714.460
Class C	7,486.441	7,373.250	7,493.779	7,566.520
Class Z	967.372	1,003.833	982.010	997.343

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501

Subscriptions	2,224,288	300,000	—	—	2,524,288

Net Loss	(2,085,850)	(342,918)	(434,224)	(51,678)	(2,914,670)

Redemptions	(6,729,012)	(409,323)	(934,238)	(54,807)	(8,127,380)

Partners’ Capital,
June 30, 2011	35,548,088	5,855,849	7,394,367	1,112,435	49,910,739

Partners’ Capital,
December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830

Subscriptions	3,857,829	733,828	—	15,000	4,606,657

Net Loss	(939,268)	(131,259)	(162,301)	(15,489)	(1,248,317)

Redemptions	(4,049,992)	—	(848,958)	—	(4,898,950)

Partners’ Capital,
June 30, 2010	42,213,760	6,381,978	7,684,233	1,113,249	57,393,220

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277	51,516.372

Subscriptions	1,975.661	264.024	—	—	2,239.685

Redemptions	(6,010.204)	(377.444)	(842.843)	(44.905)	(7,275.396)

Ending Units,
June 30, 2011	33,427.070	5,399.775	6,686.444	967.372	46,480.661

Beginning Units,
December 31, 2009	40,464.124	5,330.595	7,924.148	990.781	54,709.648

Subscriptions	3,657.703	681.014	—	13.052	4,351.769

Redemptions	(3,774.305)	—	(790.490)	—	(4,564.795)

Ending Units,
June 30, 2010	40,347.522	6,011.609	7,133.658	1,003.833	54,496.622

The accompanying notes are an integral part of these financial statements.

 MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Meritage Futures Fund L.P. (formerly, Managed Futures Profile MV, L.P.) (“Meritage” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

1.  Organization
Meritage Futures Fund L.P. (formerly, Managed Futures Profile MV, L.P.) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts on physicals transactions and futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through its investments in affiliated trading companies (each a “Trading Company”, or collectively the “Trading Companies”).  Meritage is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Meritage, and LV Futures Fund L.P. (“LV”)  (formerly, Managed Futures Profile LV, L.P.) (collectively, the “Profile Series”).  Prior to May 1, 2011, the Profile Series was comprised of the Partnership, LV, and Polaris Futures Fund L.P. (formerly, Managed Futures Profile HV, L.P.)

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
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

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2011, are as follows:

Trading Company	Trading Advisor

Morgan Stanley Smith Barney AHL I, LLC
(“AHL I, LLC”)	Man-AHL (USA) Ltd.
Morgan Stanley Smith Barney Altis I, LLC
(“Altis I, LLC”)	Altis Partners (Jersey) Limited
Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney Augustus I, LLC
(“Augustus I, LLC”)	GAM International Management Limited
Morgan Stanley Smith Barney BHM I, LLC
(“BHM I, LLC”)	Blenheim Capital Management, L.L.C.
Morgan Stanley Smith Barney Boronia I, LLC
(“Boronia I, LLC”)	Boronia Capital Pty. Ltd.
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney DKR Fusion I, LLC
(“DKR I, LLC”)	DKR Fusion Management L.P.
Morgan Stanley Smith Barney GLC I, LLC
(“GLC I, LLC”)	GLC Ltd. (“GLC”)
Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney Rotella I, LLC
(“Rotella I, LLC”)	Rotella Capital Management, Inc.
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.
Morgan Stanley Smith Barney, WNT I, LLC
(“WNT I, LLC”)	Winton Capital Management Limited

Ceres Managed Futures LLC (“Ceres”), the general partner of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.    MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  As of June 30, 2011 and December 31, 2010, there were no Class D Units outstanding.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

Effective May 18, 2011, the Partnership changed its name from Managed Futures Profile MV, L.P. to Meritage Futures Fund L.P.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney AHL I, LLC added Man-AHL (USA) Ltd. as a Trading Advisor to the Partnership.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney Altis I, LLC added Altis Partners (Jersey) Limited as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney BHM I, LLC added Blenheim Capital Management, L.L.C. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smithy Barney Boronia I, LLC added Boronia Capital Pty. Ltd. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney DKR Fusion I, LLC added DKR Fusion Management L.P. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney Rotella I, LLC added Rotella Capital Management Inc., as a Trading Advisor to the Partnership.

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

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Changes in the net asset value per Unit for three and six months ended June 30, 2011 and 2010 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2011:	$ 1,122.61	$ 1,143.33	$ 1,164.42	$ 1,207.76

NET OPERATING RESULTS:
Net investment loss	(9.55)	(8.30)	(7.00)	(4.24)
Net realized/unrealized loss	(49.61)	(50.57)	(51.55)	(53.57)
Net loss	(59.16)	(58.87)	(58.55)	(57.81)

NET ASSET VALUE,
JUNE 30, 2011:	$ 1,063.45	$ 1,084.46	$ 1,105.87	$ 1,149.95
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	-5.27%	-5.15%	-5.03%	-4.79%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,124.85	$ 1,144.18	$ 1,163.83	$ 1,204.13

NET OPERATING RESULTS:
Net investment loss	(19.12)	(16.61)	(14.00)	(8.47)
Net realized/unrealized loss	(42.28)	(43.11)	(43.96)	(45.71)
Net loss	(61.40)	(59.72)	(57.96)	(54.18)

NET ASSET VALUE,
JUNE 30, 2011:	$ 1,063.45	$ 1,084.46	$ 1,105.87	$ 1,149.95
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.43%	-2.92%	-2.42%	-1.41%
Partnership expenses (1) (2)	3.43%	2.92%	2.42%	1.41%

TOTAL RETURN:	-5.46%	-5.22%	-4.98%	-4.50%

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2010:	$ 1,089.72	$ 1,104.31	$ 1,119.09	$ 1,149.23

NET OPERATING RESULTS:
Net investment loss	(9.19)	(7.95)	(6.67)	(4.00)
Net realized/unrealized loss	(34.28)	(34.75)	(35.24)	(36.24)
Net loss	(43.47)	(42.70)	(41.91)	(40.24)

NET ASSET VALUE,
JUNE 30, 2010:	$ 1,046.25	$ 1,061.61	$ 1,077.18	$ 1,108.99
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	-3.99%	-3.87%	-3.75%	-3.50%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,071.20	$ 1,084.19	$ 1,097.34	$ 1,124.10

NET OPERATING RESULTS:
Net investment loss	(18.09)	(15.65)	(13.11)	(7.85)
Net realized/unrealized loss	(6.86)	(6.93)	(7.05)	(7.26)
Net loss	(24.95)	(22.58)	(20.16)	(15.11)

NET ASSET VALUE,
JUNE 30, 2010:	$ 1,046.25	$ 1,061.61	$ 1,077.18	$ 1,108.99
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (2)	-3.43%	-2.92%	-2.42%	-1.41%
Partnership expenses (1) (2)	3.43%	2.92%	2.42%	1.41%

TOTAL RETURN:	-2.33%	-2.08%	-1.84%	-1.34%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.   The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	8,787,558	–	8,787,558
Investment in Kaiser I, LLC	–	6,443,352	–	6,443,352
Investment in TT II, LLC	–	5,421,395	–	5,421,395
Investment in Aspect I, LLC	–	4,852,206	–	4,852,206
Investment in Altis I, LLC	–	4,806,354	–	4,806,354
Investment in WNT I, LLC	–	4,161,870	–	4,161,870
Investment in AHL I, LLC	–	3,915,735	–	3,915,735
Investment in Boronia I, LLC	–	3,278,311	–	3,278,311
Investment in Rotella I, LLC	–	2,710,613	–	2,710,613
Investment in Augustus I, LLC	–	2,477,001	–	2,477,001
Investment in GLC I, LLC	–	1,872,130	–	1,872,130
Investment in Chesapeake I, LLC	–	1,691,200	–	1,691,200
Investment in DKR I, LLC	–	1,222,861	–	1,222,861

 December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	11,800,671	–	11,800,671
Investment in WNT I, LLC	–	10,780,859	–	10,780,859
Investment in Kaiser I, LLC	–	10,489,485	–	10,489,485
Investment in Aspect I, LLC	–	10,343,798	–	10,343,798
Investment in Chesapeake I, LLC	–	5,536,117	–	5,536,117
Investment in GLC I, LLC	–	4,661,993	–	4,661,993
Investment in Augustus I, LLC	–	4,661,993	–	4,661,993

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represents the net asset value of the Partnership’s pro rata share of each Trading Company.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

At June 30, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 17.60%; Kaiser I, LLC 12.90%; TT II, LLC 10.85%; Aspect I, LLC 9.70%; Altis I, LLC 9.60%, WNT I, LLC 8.30%; AHL I, LLC 7.85%; Boronia I, LLC 6.55%; Rotella I, LLC 5.40%; Augustus I, LLC 4.95%; GLC I, LLC 3.75%, Chesapeake I, LLC 3.35%; and DKR I, LLC 2.45% of Meritage’s Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: WNT I, LLC 18.50%;  Kaiser I, LLC, 18.00%; TT II, LLC 20.20%; Aspect I, LLC 17.75%; Chesapeake I, LLC 9.50%; Augustus I, LLC 8.00% and GLC I, LLC 8.00% of Meritage’s Partners’ Capital, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2011 and 2010, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2011, there was no information for the Trading Companies that required disclosure in accordance with Rule 3-09 of Regulation S-X.

For the Six Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
TT II, LLC	(662)	(1,397,735)	(13,500,315)	(14,898,050)

For the Three Months Ended June 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	218	(287,992)	2,365,060	2,077,068
WNT I, LLC	268	(473,865)	1,525,950	1,052,085
Aspect I, LLC	(680)	(322,174)	219,680	(102,494)
TT II, LLC	822	(289,991)	(1,109,594)	(1,399,585)
Chesapeake I, LLC	(10,242)	(198,680)	(5,087,762)	(5,286,442)
GLC I, LLC	841	(111,138)	(1,578,200)	(1,689,338)

For the Six Months Ended June 30, 2010	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Kaiser I, LLC	218	(582,844)	2,093,119	1,510,275
WNT I, LLC	348	(770,738)	3,790,747	3,020,009
Aspect I, LLC	(2,097)	(628,146)	2,213,764	1,585,618
TT II, LLC	(1,933)	(575,295)	2,095,536	1,520,241
Chesapeake I, LLC	(21,724)	(424,038)	(4,766,347)	(5,190,385)
GLC I, LLC	527	(211,997)	(1,600,458)	(1,812,455)

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Other Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

MERITAGE FUTURES FUND L.P.
(formerly, Managed Futures Profile MV, L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Trading Companies from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The

                                                                                                                                                                     - 22 -

following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Trading Company’s trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,394,086) and expenses totaling $430,233, resulting in a net loss of $2,824,319 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/11	NAV at 3/31/11

A	$1,063.45	$1,122.61
B	$1,084.46	$1,143.33
C	$1,105.87	$1,164.42
Z	$1,149.95	$1,207.76

The most significant trading losses were incurred within the agricultural complex, primarily during June, due to long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops. Meanwhile, long positions in corn futures resulted in losses as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Within the energy markets, losses were recorded primarily during May and June due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. Within the global stock index sector, losses were incurred primarily during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Further losses were experienced within this sector during June from long positions in U.S., European, and Pacific Rim equity index futures. Lastly, losses were incurred within the metals sector, primarily during May, due to long positions in silver futures as prices fell sharply from a 31-year high. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the Australian dollar, euro, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,038,427) and expenses totaling $876,243, resulting in a net loss of $2,914,670 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 6/30/11	NAV at 12/31/10

A	$1,063.45	$1,124.85
B	$1,084.46	$1,144.18
C	$1,105.87	$1,163.83
Z	$1,149.95	$1,204.13

The most significant trading losses were incurred in the agricultural complex, primarily during March, due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were recorded in this sector throughout a majority of the first six months of the year as concerns regarding the European debt crisis and mixed signs regarding the U.S. economic recovery resulted in volatile price movement and a lack of sustained trends. Losses were recorded within the global stock index sector, primarily during March, from long positions in Japanese, European, and U.S. equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, may threaten the global economic recovery. Further losses were experienced within this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Within the energy sector, losses were incurred primarily during May and June due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the currency markets, primarily during April, from long positions in the Australian dollar, euro, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the metals sector, gains were recorded primarily during February from long futures positions in silver and gold as silver futures prices extended a rally to a 30-year high and gold futures prices approached an all-time high. Additional gains were experienced in this sector during April from long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of June 30, 2011 and December 31, 2010, Aspect I, LLC’s total capitalization was $49,050,123 and $54,986,074, respectively.  The Partnership owned approximately 10% and 19%, respectively, of Aspect I, LLC.

Aspect I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(2.17)%	(0.27)%
Currency	(1.07)	(0.91)
Equity	(0.23)	(1.48)
Commodity	(0.75)	(2.49)
Aggregate Value at Risk	(2.59)%	(4.04)%

As of June 30, 2011 and December 31, 2010, Augustus I, LLC’s total capitalization was $14,531,879 and $18,443,353, respectively.  The Partnership owned approximately 17% and 25%, respectively, of Augustus I, LLC.

Augustus I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.44)%	(0.35)%
Currency	(1.59)	(1.12)
Aggregate Value at Risk	(1.65)%	(1.26)%

As of June 30, 2011, and December 31, 2010, Chesapeake I, LLC’s total capitalization was $9,726,716 and $15,637,106, respectively.  The Partnership owned approximately 17% and 35%, respectively, of Chesapeake I, LLC.

Chesapeake I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(1.60)%	(1.05)%
Currency	(1.48)	(0.81)
Equity	(3.05)	(3.50)
Commodity	(4.43)	(5.49)
Aggregate Value at Risk	(6.76)%	(7.91)%

As of June 30, 2011 and December 31, 2010, GLC I, LLC’s total capitalization was $11,964,067 and $17,534,046, respectively.  The Partnership owned approximately 16% and 27%, respectively, of GLC I, LLC.

GLC I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.51)%	(0.30)%
Currency	(0.43)	(0.83)
Equity	(0.35)	(1.12)
Aggregate Value at Risk	(1.01)%	(1.82)%

As of June 30, 2011 and December 31, 2010, Kaiser I, LLC’s total capitalization was $39,779,516 and $40,014,468, respectively. The Partnership owned approximately 16% and 26%, respectively, of Kaiser I, LLC.

Kaiser I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(0.72)%	(0.02)%
Currency	(0.33)	(0.02)
Equity	(0.44)	(0.44)
Commodity	(0.38)	(0.11)
Aggregate Value at Risk	(0.84)%	(0.47)%

As of June 30, 2011 and December 31, 2010, TT II, LLC.’s total capitalization was $403,022,901 and $43,741,623, respectively.  The Partnership owned approximately 1% and 27%, respectively, of TT II, LLC.

TT II, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(1.24)%	(0.32)%
Currency	(1.18)	(1.68)
Equity	(0.20)	(1.89)
Commodity	(1.29)	(2.31)
Aggregate Value at Risk	(1.88)%	(5.18)%

As of June 30, 2011 and December 31, 2010, WNT I, LLC.’s total capitalization was $14,042,169 and $53,769,718, respectively.  The Partnership owned approximately 30% and 20%, respectively, of WNT I, LLC.

WNT I, LLC
	June 30, 2011	December 31, 2010
Primary Market Risk Category	VAR	VAR

Interest Rate	(1.15)%	(0.26)%
Currency	(0.91)	(0.43)
Equity	(0.73)	(1.26)
Commodity	(0.69)	(1.44)
Aggregate Value at Risk	(1.80)%	(2.85)%

As of June 30, 2011, BHM I, LLC’s total capitalization was $413,342,385.  The Partnership owned approximately 2% of BHM I, LLC.  Effective June 1, 2011, BHM I, LLC was added as a Trading Company.

BHM  I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(0.40)%
Currency	(0.16)
Commodity	(3.42)
Aggregate Value at Risk	(4.06)%

As of June 30, 2011, DKR I, LLC’s total capitalization was $53,089,299.  The Partnership owned approximately 2% of DKR I, LLC.  Effective June 1, 2011, DKR I, LLC  was added as a Trading Company.

DKR I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(1.84)%
Currency	(3.53)
Equity	(1.45)
Commodity	(1.17)
Aggregate Value at Risk	(4.22)%

As of June 30, 2011, Altis I, LLC’s total capitalization was $48,540,074.  The Partnership owned approximately 10% of Altis I, LLC.  Effective June 1, 2011, Altis I, LLC was added as a Trading Company.

Altis  I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(0.86)%
Currency	(1.92)
Equity	(0.46)
Commodity	(0.77)
Aggregate Value at Risk	(2.22)%

As of June 30, 2011, AHL I, LLC’s total capitalization was $39,564,376.  The Partnership owned approximately 10% of AHL I, LLC.  Effective June 1, 2011 AHL I, LLC was added as a Trading Company.

AHL  I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(0.74)%
Currency	(2.52)
Equity	(0.41)
Commodity	(0.52)
Aggregate Value at Risk	(2.14)%

As of June 30, 2011, Boronia I, LLC’s total capitalization was $43,853,561.  The Partnership owned approximately 7% of Boronia I, LLC.  Effective June 1, 2011 Boronia I, LLC was added as a Trading Company.

Boronia  I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(0.73)%
Currency	(1.27)
Equity	(2.17)
Commodity	(0.77)
Aggregate Value at Risk	(4.06)%

As of June 30, 2011, Rotella I, LLC’s total capitalization was $14,104,524.  The Partnership owned approximately 19% of Rotella I, LLC.  Effective June 1, 2011, Rotella I, LLC was added as a Trading Company.

Rotella  I, LLC
June 30, 2011
Primary Market Risk Category	VAR

Interest Rate	(0.65)%
Currency	(1.49)
Equity	(0.50)
Commodity	(0.41)
Aggregate Value at Risk	(1.74)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Aspect I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(0.27)%	(1.19)%
Currency	(1.34)	(0.91)	(1.12)
Equity	(1.48)	(0.23)	(0.92)
Commodity	(2.52)	(0.75)	(1.77)
Aggregate Value at Risk	(4.21)%	(2.59)%	(3.42)%

Augustus I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(0.50)%	(0.35)%	(0.42)%
Currency	(1.95)	(1.12)	(1.51)
Aggregate Value at Risk	(2.22)%	(1.26)%	(1.65)%

Chesapeake I, LLC
Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.05)%	(1.49)%
Currency	(1.48)	(0.81)	(1.14)
Equity	(3.79)	(2.98)	(3.33)
Commodity	(6.43)	(4.43)	(5.60)
Aggregate Value at Risk	(9.25)%	(6.76)%	(7.93)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.93)%	– %	(0.44)%
Currency	(0.92)	(0.37)	(0.64)
Equity	(1.15)	(0.35)	(0.82)
Aggregate Value at Risk	(2.02)%	(0.76)%	(1.40)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.72)%	(0.02)%	(0.36)%
Currency	(0.69)	(0.02)	(0.33)
Equity	(1.02)	(0.44)	(0.62)
Commodity	(0.38)	(0.11)	(0.24)
Aggregate Value at Risk	(0.90)%	(0.47)%	(0.75)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.24)%	(0.32)%	(0.82)%
Currency	(2.18)	(1.18)	(1.68)
Equity	(3.00)	(0.20)	(1.74)
Commodity	(2.31)	(1.23)	(1.76)
Aggregate Value at Risk	(5.82)%	(1.88)%	(4.21)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.15)%	(0.26)%	(0.70)%
Currency	(0.91)	(0.43)	(0.68)
Equity	(1.26)	(0.73)	(0.96)
Commodity	(1.44)	(0.69)	(1.09)
Aggregate Value at Risk	(2.98)%	(1.79)%	(2.36)%

BHM I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.55)%	(0.34)%	(0.42)%
Currency	(0.16)	(0.06)	(0.10)
Commodity	(3.90)	(3.33)	(3.61)
Aggregate Value at Risk	(4.45)%	(3.61)%	(4.03)%

DKR I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.84)%	(0.55)%	(1.09)%
Currency	(3.53)	(1.04)	(2.09)
Equity	(1.45)	(0.39)	(0.95)
Commodity	(4.38)	(1.17)	(2.91)
Aggregate Value at Risk	(6.97)%	(3.61)%	(4.83)%

Altis I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.08)%	(0.56)%	(0.82)%
Currency	(2.14)	(1.38)	(1.80)
Equity	(3.93)	(0.36)	(1.46)
Commodity	(2.98)	(0.77)	(2.08)
Aggregate Value at Risk	(4.41)%	(2.22)%	(3.38)%

AHL I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.74)%	– %	(0.18)%
Currency	(2.52)	–	(0.63)
Equity	(0.41)	–	(0.10)
Commodity	(0.52)	–	(0.13)
Aggregate Value at Risk	(2.14)%	– %	(0.54)%

Boronia I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.73)%	(0.36)%	(0.54)%
Currency	(1.39)	(0.57)	(0.95)
Equity	(2.17)	(0.65)	(1.37)
Commodity	(2.57)	(0.77)	(1.90)
Aggregate Value at Risk	(4.06)%	(2.68)%	(3.47)%

Rotella I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.86)%	(0.65)%	(0.73)%
Currency	(1.67)	(1.28)	(1.52)
Equity	(4.23)	(0.50)	(2.50)
Commodity	(2.15)	(0.41)	(1.52)
Aggregate Value at Risk	(6.27)%	(1.74)%	(4.60)%

December 31, 2010

Aspect I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.65)%	(0.27)%	(1.10)%
Currency	(1.34)	(0.33)	(0.83)
Equity	(2.14)	(0.22)	(1.21)
Commodity	(2.49)	(0.76)	(1.50)
Aggregate Value at Risk	(4.04)%	(1.56)%	(3.00)%

Chesapeake I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(2.17)%	(1.01)%	(1.40)%
Currency	(1.09)	(0.49)	(0.84)
Equity	(3.82)	(2.15)	(3.11)
Commodity	(6.43)	(2.25)	(4.48)
Aggregate Value at Risk	(7.91)%	(2.88)%	(6.39)%

Kaiser I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.76)%	(0.02)%	(0.38)%
Currency	(0.27)	(0.02)	(0.18)
Equity	(1.44)	(0.27)	(0.79)
Commodity	(0.19)	(0.11)	(0.16)
Aggregate Value at Risk	(1.40)%	(0.47)%	(0.92)%

TT II, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.15)%	(0.32)%	(0.79)%
Currency	(2.29)	(0.67)	(1.70)
Equity	(3.55)	(0.25)	(2.17)
Commodity	(2.31)	(0.53)	(1.79)
Aggregate Value at Risk	(6.84)%	(1.03)%	(4.72)%

Augustus I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.71)%	(0.35)%	(0.51)%
Currency	(1.69)	(1.07)	(1.31)
Aggregate Value at Risk	(1.85)%	(1.26)%	(1.54)%

WNT I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(1.13)%	(0.26)%	(0.71)%
Currency	(0.72)	(0.43)	(0.59)
Equity	(2.15)	(0.13)	(1.11)
Commodity	(1.44)	(0.58)	(1.02)
Aggregate Value at Risk	(2.85)%	(1.45)%	(2.23)%

GLC I, LLC

Primary Market Risk Category	High	Low	Average

Interest Rate	(0.88)%	– %	(0.42)%
Currency	(1.53)	(0.37)	(0.88)
Equity	(1.12)	(0.43)	(0.80)
Aggregate Value at Risk	(1.82)%	(0.76)%	(1.34)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership’s or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in cash at MSSB; as of June 30, 2011, such amount was equal to:
•	approximately 94% of WNT I, LLC’s net assets.
•	approximately 96% of Kaiser I, LLC’s net assets.
•	approximately 93% of TT II, LLC’s net assets.

•	approximately 92% of Aspect I, LLC’s net assets.
•	approximately 82% of Chesapeake I, LLC’s net assets.
•	approximately 97% of Augustus I, LLC’s net assets.
•	approximately 98% of GLC I, LLC’s net assets.
•	approximately 92% of BHM I, LLC’s net assets.
•	approximately 88% of Altis I, LLC’s net assets.
•	approximately 85% of DKR I, LLC’s net assets.
•	approximately 93% of Rotella I, LLC’s net assets.
•	approximately 94% of AHL I, LLC’s net assets.
•	approximately 91% of Boronia I, LLC’s net assets.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

                                                  - 47 -

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2011, was $82,469,189.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
10.1	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd., dated May 4, 2011. *

10.2	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, Demeter Management Corporation and Altis Partners (Jersey) Limited, dated April 30, 2007. **

10.3	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures BHM I, LLC, Demeter Management LLC and Bleheim Capital Management, L.L.C., dated May 15, 2007. **

10.4	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Boronis Capital Pty Ltd, dated April 1, 2008. **

10.5	Advisory Agreement among Morgan Stanley Managed Futures DKR I, LLC, Demeter Management Corporation and DKR Fusion management L.P., dated April 30, 2007. **

10.6	Advisory Agreement among MSSB Managed Futures Rotella I, LLC, Demeter Management LLC and Rotella Capital Management, Inc. dated July 1, 2009. +

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*	Confidential treatment has been requested with respect to the omitted portions of this exhibit.

**	On January 14, 2009, the SEC granted confidential treatment with respect to the omitted portion of this exhibit.

+	On November 18, 2009, the SEC granted confidential treatment with respect to the omitted portions of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 15, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.