Form 10-Q
period 2011-09-30
Meritage Futures Fund L.P.
filed 2011-11-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-51

Item 4.	Controls and Procedures	51-52

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Securities and Use of Proceeds	53

Item 6.	Exhibits	53-54

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	7,663,130	–
Investment in Kaiser I, LLC	6,627,210	10,489,485
Investment in TT II, LLC	5,953,918	11,800,671
Investment in Aspect I, LLC	4,485,653	10,343,798
Investment in Altis I, LLC	4,447,745	–
Investment in WNT I, LLC	3,938,789	10,780,859
Investment in AHL I, LLC	3,692,892	–
Investment in Boronia I, LLC	3,002,604	–
Investment in Rotella I, LLC	2,167,859	–
Investment in Augustus I, LLC	2,032,799	4,661,993
Investment in Chesapeake I, LLC	1,828,020	5,536,117
Investment in GLC I, LLC	1,631,130	4,661,993

Total Investments in Affiliated Trading Companies, at fair value (cost $48,704,507 and $53,541,098 respectively)	47,471,749	58,274,916
Receivable from Affiliated Trading Companies	–	794,623
Subscriptions receivable	–	615,000

Total Assets	47,471,749	59,684,539

LIABILITIES

Redemptions payable	629,604	498,522
Payable to Affiliated Trading Companies	–	757,516

Total Liabilities	629,604	1,256,038

PARTNERS’ CAPITAL
Class A (32,336.945 and 37,461.613Units, respectively)	33,401,641	42,138,662
Class B (4,542.557 and 5,513.195 Units, respectively)	4,790,863	6,308,090
Class C (7,039.134 and 7,529.287 Units, respectively)	7,580,052	8,762,829
Class Z (952.781 and 1,012.277 Units, respectively)	1,069,589	1,218,920

Total Partners’ Capital	46,842,145	58,428,501

Total Liabilities and Partners’ Capital	47,471,749	59,684,539

NET ASSET VALUE PER UNIT
Class A	1,032.92	1,124.85
Class B	1,054.66	1,144.18
Class C	1,076.84	1,163.83
Class Z	1,122.59	1,204.13

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	219,828	249,762	705,621	773,777
General Partner fees	125,919	141,240	404,812	437,222
Administrative fees	50,368	56,496	161,925	174,889

Total Expenses	396,115	447,498	1,272,358	1,385,888

NET INVESTMENT LOSS	(396,115)	(447,498)	(1,272,358)	(1,385,888)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	65,220	396,335	2,973,975	622,915
Net change in unrealized appreciation (depreciation) on investments	(1,019,394)	1,696,529	(5,966,576)	1,160,022

Total Realized/Net Change in Unrealized
appreciation (depreciation) on investments	(954,174)	2,092,864	(2,992,601)	1,782,937

NET INCOME (LOSS)	(1,350,289)	1,645,366	(4,264,959)	397,049

NET INCOME (LOSS) ALLOCATION
Class A	(979,972)	1,172,643	(3,065,822)	233,375
Class B	(130,378)	191,941	(473,296)	60,682
Class C	(214,315)	242,767	(648,539)	80,466
Class Z	(25,624)	38,015	(77,302)	22,526

NET INCOME (LOSS) PER UNIT *
Class A	(30.53)	30.39	(91.93)	5.44
Class B	(29.80)	32.18	(89.52)	9.60
Class C	(29.03)	34.03	(86.99)	13.87
Class Z	(27.36)	37.87	(81.54)	22.76

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	33,315.317	39,561.027	34,385.843	40,516.672
Class B	5,122.114	5,981.815	5,526.470	5,804.558
Class C	6,920.293	7,133.658	7,300.516	7,420.647
Class Z	957.698	1,003.833	973.816	999.530

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501

Subscriptions	2,891,344	300,000	400,000	–	3,591,344

Net Loss	(3,065,822)	(473,296)	(648,539)	(77,302)	(4,264,959)

Redemptions	(8,562,543)	(1,343,931)	(934,238)	(72,029)	(10,912,741)

Partners’ Capital,
September 30, 2011	33,401,641	4,790,863	7,580,052	1,069,589	46,842,145

Partners’ Capital,
December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830

Subscriptions	4,469,560	733,828	–	15,000	5,218,388

Net Income	233,375	60,682	80,466	22,526	397,049

Redemptions	(6,393,587)	(401,656)	(848,958)	–	(7,644,201)

Partners’ Capital,
September 30, 2010	41,654,539	6,172,263	7,927,000	1,151,264	56,905,066

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277	51,516.372

Subscriptions	2,598.178	264.024	352.690	–	3,214.892

Redemptions	(7,722.846)	(1,234.662)	(842.843)	(59.496)	(9,859.847)

Ending Units,
September 30, 2011	32,336.945	4,542.557	7,039.134	952.781	44,871.417

Beginning Units,
December 31, 2009	40,464.124	5,330.595	7,924.148	990.781	54,709.648

Subscriptions	4,230.515	681.014	–	13.052	4,924.581

Redemptions	(6,005.239)	(368.624)	(790.490)	–	(7,164.353)

Ending Units,
September 30, 2010	38,689.400	5,642.985	7,133.658	1,003.833	52,469.876

The accompanying notes are an integral part of these financial statements.

 MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”).  The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”).  Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) acts as each Trading Company’s clearing commodity broker, except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) uses Newedge USA, LLC (“Newedge”).  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2011, are as follows:

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trading Company	Trading Advisor

Morgan Stanley Smith Barney AHL I, LLC
(“AHL I, LLC”)	Man-AHL (USA) Ltd.
Morgan Stanley Smith Barney Altis I, LLC
(“Altis I, LLC”)	Altis Partners (Jersey) Limited
Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney Augustus I, LLC
(“Augustus I, LLC”)	GAM International Management Limited
Morgan Stanley Smith Barney BHM I, LLC
(“BHM I, LLC”)	Blenheim Capital Management, L.L.C.
Morgan Stanley Smith Barney Boronia I, LLC
(“Boronia I, LLC”)	Boronia Capital Pty. Ltd.
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney GLC I, LLC
(“GLC I, LLC”)	GLC Ltd.
Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney Rotella I, LLC
(“Rotella I, LLC”)	Rotella Capital Management, Inc. (“Rotella")
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.
Morgan Stanley Smith Barney, WNT I, LLC
(“WNT I, LLC”)	Winton Capital Management Limited

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

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  As of September 30, 2011 and December 31, 2010, there were no Class D Units outstanding.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On August 18, 2011, Ceres notified DKR Fusion Management L.P. “DKR” that the Advisory Agreement dated as of April 30, 2007, and any amendments or revisions subsequently made thereto, among Morgan Stanley Smith Barney DKR Fusion I, LLC (“DKR I, LLC” or the “Trading Company”), the General Partner and DKR (the “DKR Advisory Agreement”), pursuant to which DKR traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in futures interests, will be terminated effective August 31, 2011.  Consequently, DKR ceased all futures interest trading on behalf of the Trading Company (and, indirectly, the Partnership’s) effective August 31, 2011.

Effective July 1, 2011, the monthly management fee rate payable by the Partnership to Rotella was reduced from a monthly fee rate equal to 1/12 of 2% (a 2% annual rate) to a monthly fee rate equal to 1/12 of 1% (a 1% annual rate).

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to MSSB ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

3.  Financial Highlights

Changes in the net asset value per Unit for three and nine months ended September 30, 2011 and 2010 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2011:	$ 1,063.45	$ 1,084.46	$ 1,105.87	$ 1,149.95

NET OPERATING RESULTS:
Net investment loss	(9.15)	(7.96)	(6.73)	(4.08)
Net realized/unrealized loss	(21.38)	(21.84)	(22.30)	(23.28)
Net loss	(30.53)	(29.80)	(29.03)	(27.36)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 1,032.92	$ 1,054.66	$ 1,076.84	$ 1,122.59
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.87%	-2.38%	-1.39%
Partnership expenses (1) (2)	3.37%	2.87%	2.38%	1.39%

TOTAL RETURN:	-2.87%	-2.75%	-2.63%	-2.38%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,124.85	$ 1,144.18	$ 1,163.83	$ 1,204.13

NET OPERATING RESULTS:
Net investment loss	(28.29)	(24.61)	(20.74)	(12.55)
Net realized/unrealized loss	(63.64)	(64.91)	(66.25)	(68.99)
Net loss	(91.93)	(89.52)	(86.99)	(81.54)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 1,032.92	$ 1,054.66	$ 1,076.84	$ 1,122.59
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	-8.17%	-7.82%	-7.47%	-6.77%

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2010:	$ 1,046.25	$ 1,061.61	$ 1,077.18	$ 1,108.99

NET OPERATING RESULTS:
Net investment loss	(8.88)	(7.69)	(6.46)	(3.88)
Net realized/unrealized gain	39.27	39.87	40.49	41.75
Net gain	30.39	32.18	34.03	37.87

NET ASSET VALUE,
SEPTEMBER 30, 2010:	$ 1,076.64	$ 1,093.79	$ 1,111.21	$ 1,146.86
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.88%	-2.38%	-1.39%
Partnership expenses (1) (2)	3.37%	2.88%	2.38%	1.39%

TOTAL RETURN:	2.90%	3.03%	3.16%	3.41%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2010:	$ 1,071.20	$ 1,084.19	$ 1,097.34	$ 1,124.10

NET OPERATING RESULTS:
Net investment loss	(26.99)	(23.33)	(19.59)	(11.74)
Net realized/unrealized gain	32.43	32.93	33.46	34.50
Net gain	5.44	9.60	13.87	22.76

NET ASSET VALUE,
SEPTEMBER 30, 2010:	$ 1,076.64	$ 1,093.79	$ 1,111.21	$ 1,146.86
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	0.51%	0.89%	1.26%	2.02%

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

MERITAGE FUTURES FUND L.P.
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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

September 30, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	7,663,130	–	7,663,130
Investment in Kaiser I, LLC	–	6,627,210	–	6,627,210
Investment in TT II, LLC	–	5,953,918	–	5,953,918
Investment in Aspect I, LLC	–	4,485,653	–	4,485,653
Investment in Altis I, LLC	–	4,447,745	–	4,447,745
Investment in WNT I, LLC	–	3,938,789	–	3,938,789
Investment in AHL I, LLC	–	3,692,892	–	3,692,892
Investment in Boronia I, LLC	–	3,002,604	–	3,002,604
Investment in Rotella I, LLC	–	2,167,859	–	2,167,859
Investment in Augustus I, LLC	–	2,032,799	–	2,032,799
Investment in Chesapeake I, LLC	–	1,828,020	–	1,828,020
Investment in GLC I, LLC	–	1,631,130	–	1,631,130

December 31, 2010
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in TT II, LLC	–	11,800,671	–	11,800,671
Investment in WNT I, LLC	–	10,780,859	–	10,780,859
Investment in Kaiser I, LLC	–	10,489,485	–	10,489,485
Investment in Aspect I, LLC	–	10,343,798	–	10,343,798
Investment in Chesapeake I, LLC	–	5,536,117	–	5,536,117
Investment in GLC I, LLC	–	4,661,993	–	4,661,993
Investment in Augustus I, LLC	–	4,661,993	–	4,661,993

MERITAGE FUTURES FUND L.P.
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

At September 30, 2011, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 16.35%; Kaiser I, LLC 14.15%; TT II, LLC 12.70%; Aspect I, LLC 9.60%; Altis I, LLC 9.50%, WNT I, LLC 8.40%; AHL I, LLC 7.90%; Boronia I, LLC 6.40%; Rotella I, LLC 4.65%; Augustus I, LLC 4.35%; GLC I, LLC 3.50%; and Chesapeake I, LLC 3.90% of  Meritage’s Partners’ Capital, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately:  Kaiser I, LLC, 18.00%; TT II, LLC 20.25%; Aspect I, LLC 17.75%; WNT I, LLC 18.50%; Augustus I, LLC 8.00%; GLC I, LLC 8.00% and Chesapeake I, LLC 9.50% of Meritage’s Partners’ Capital, respectively.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2011 and 2010, respectively, in accordance with Rule   3-09 of Regulation S-X, as follows:

For the three months ended September 30, 2011, there was no information for the Trading Companies that required disclosure in accordance with Rule 3-09 of Regulation S-X.
For the Three Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Aspect I, LLC	(308)	(964,425)	5,259,405	4,294,980
BHM I, LLC	(19,396)	(2,147,827)	(59,690,597)	(61,838,424)
Chesapeake I, LLC	(1,850)	(67,139)	(1,384,433)	(1,451,572)

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(27,873)	(5,078,434)	(84,720,205)	(89,798,639)
TT II, LLC	(8,086)	(3,661,569)	(28,176,397)	(31,837,966)

For the Three Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Aspect I, LLC	543	(506,839)	3,596,776	3,089,937
Augustus I, LLC	(2,711)	(91,545)	482,239	390,694
Chesapeake I, LLC	(18,067)	(142,467)	1,906,981	1,764,514
GLC I, LLC	(375)	(98,654)	(351,154)	(449,808)
Kaiser I, LLC	221	(288,671)	84,283	(204,388)
TT II, LLC	(1,038)	(282,144)	3,147,691	2,865,547
WNT I, LLC	680	(578,036)	1,633,243	1,055,207

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2010	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Aspect I, LLC	(1,554)	(1,134,985)	5,810,540	4,675,555
Augustus I, LLC	(4,247)	(463,524)	829,013	365,489
Chesapeake I, LLC	(39,791)	(566,505)	(2,859,366)	(3,425,871)
GLC I, LLC	152	(310,651)	(1,951,612)	(2,262,263)
Kaiser I, LLC	439	(871,515)	2,177,402	1,305,887
TT II, LLC	(2,971)	(857,439)	5,243,227	4,385,788
WNT I, LLC	1,028	(1,348,774)	5,423,990	4,075,216

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than these disclosed below.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company.  Effective November 1, 2011, the administrative services previously provided by State Street are provided by Morgan Stanley Smith Barney.

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

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitment to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(954,174) and expenses totaling $396,115, resulting in a net loss of $1,350,289 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/11	NAV at 6/30/11

A	$1,032.92	$1,063.45
B	$1,054.66	$1,084.46
C	$1,076.84	$1,105.87
Z	$1,122.59	$1,149.95

The most significant trading losses were incurred within the currency markets, primarily during August, due to long positions in the Australian dollar, South African rand, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. During September, long positions in the Australian dollar, Canadian dollar, and New Zealand dollar versus the U.S. dollar resulted in losses as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the metals markets, losses were recorded primarily during September due to long futures positions in aluminum, palladium, and copper as prices fell after fears of a “double dip” recession in the U.S. and Europe along with inflationary pressures in China spurred speculation global demand for metals may weaken. Within the agricultural complex, losses were incurred primarily during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Losses were also experienced within the global stock index markets, primarily during July and August, from long positions in European and U.S. equity index futures as prices dropped in response to the European debt crisis and Standard & Poor’s downgrade of the United

States’ sovereign credit rating. Within the energy sector losses were incurred, primarily during August, from long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. A portion of the Partnership’s losses during the third quarter was offset by gains achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(2,992,601) and expenses totaling $1,272,358, resulting in a net loss of $4,264,959 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/11	NAV at 12/31/10

A	$1,032.92	$1,124.85
B	$1,054.66	$1,144.18
C	$1,076.84	$1,163.83
Z	$1,122.59	$1,204.13

The most significant trading losses were incurred in the agricultural complex, primarily during March, due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. During June, long positions in wheat futures resulted in losses as prices fell on speculation that warm weather would aid U.S. crops. Further losses were recorded in this sector during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were experienced primarily during March from long positions in Japanese, European, and U.S. equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, may threaten the global economic recovery. Further losses were experienced within this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Losses were incurred within the currency markets, primarily during May, due to long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Additional losses were recorded within this sector during August due to long positions in the Australian dollar, South African rand, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. Within the metals markets, losses were experienced primarily during May due to long positions in silver futures as prices fell sharply from a 31-year high after an increase in margin requirements prompted a sell-off. In September, long futures positions in aluminum, palladium, and copper resulted in additional losses as prices fell after continued fears of a “double dip” recession in the U.S. and Europe along with inflationary pressures in China spurred speculation global demand for metals may weaken. Losses were incurred within the energy markets, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy.

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

The Trading Companies account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Trading Companies’ open positions is directly reflected in the Trading Companies’ earnings and cash flow.

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, VaR for a particular market sector was estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables.  The hypothetical daily changes in the value of a Trading Company’s portfolio were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponded to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR.  The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Ceres used approximately four years of daily market data and re-valued its portfolio for each of the historical market moves that occurred over this period. This enabled Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

The Trading Companies’ VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Beginning with the third quarter 2011, exchange maintenance margin requirements have been used by the Trading Companies as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2011, Aspect I, LLC’s total capitalization was $49,782,668.  The Partnership owned approximately 9% of Aspect I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$412,495	0.83%

Interest Rate	$2,251,085	4.52%

Equity	$338,974	0.68%

Commodity	$886,454	1.78%

Total	$3,889,008	7.81%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$1,759,872	$318,386	$1,096,460

Interest Rate	$2,534,049	$1,484,576	$2,120,186

Equity	$734,213	$91,192	$467,052

Commodity	$1,398,879	$202,412	$947,030

As of September 30, 2011, Augustus I, LLC’s total capitalization was $12,655,028.  The Partnership owned approximately 16% of Augustus I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,407,431	11.12%

Interest Rate	$90,881	0.72%

Total	$1,498,312	11.84%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$2,193,622	$1,407,431	$1,651,049

Interest Rate	$263,146	$90,045	$167,857

As of September 30, 2011, Chesapeake I, LLC’s total capitalization was $9,749,976.  The Partnership owned approximately 19% of Chesapeake I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$343,578	3.52%

Interest Rate	$306,865	3.15%

Equity	$148,344	1.52%

Commodity	$431,554	4.43%

Total	$1,230,341	12.62%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$459,497	$305,749	$352,620

Interest Rate	$322,663	$174,115	$255,076

Equity	$440,509	$75,094	$226,953

Commodity	$782,444	$431,554	$641,475

As of September 30, 2011, GLC I, LLC’s total capitalization was $10,576,586.  The Partnership owned approximately 15% of GLC I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$10,194	0.10%

Interest Rate	$415,400	3.93%

Equity	$206,284	1.95%

Total	$631,878	5.98%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$380,216	$2,036	$142,192

Interest Rate	$419,552	$4,738	$164,301

Equity	$349,678	$33,318	$166,622

Commodity	$27,906	$0	$5,074

As of September 30, 2011, Kaiser I, LLC’s total capitalization was $39,505,667.  The Partnership owned approximately 17% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$385,048	0.97%

Interest Rate	$375,251	0.95%

Equity	$156,646	0.40%

Commodity	$243,540	0.62%

Total	$1,160,485	2.94%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$502,767	$16,765	$246,917

Interest Rate	$488,093	–	$255,818

Equity	$886,068	–	$214,141

Commodity	$389,614	–	$196,935

As of September 30, 2011, TT II, LLC’s total capitalization was $418,937,575.  The Partnership owned approximately 1% of TT II, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$5,685,937	1.36%

Interest Rate	$7,686,157	1.83%

Equity	$3,235,024	0.77%

Commodity	$8,256,922	1.97%

Total	$24,864,040	5.93%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$22,372,356	$3,660,330	$13,443,197

Interest Rate	$10,161,497	$3,032,740	$5,588,026

Equity	$9,307,243	$1,321,801	$5,048,513

Commodity	$26,711,030	$7,742,656	$16,758,176

As of September 30, 2011, WNT I, LLC’s total capitalization was $13,463,949.  The Partnership owned approximately 29% of WNT I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$96,430	0.72%

Interest Rate	$251,771	1.87%

Equity	$62,540	0.46%

Commodity	$186,152	1.38%

Total	$596,893	4.43%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$277,640	$96,430	$209,433

Interest Rate	$409,363	$251,771	$321,289

Equity	$208,513	$62,540	$143,060

Commodity	$275,727	$132,645	$208,889

As of September 30, 2011, BHM I, LLC’s total capitalization was $453,408,808.  The Partnership owned approximately 2% of BHM I, LLC.   Effective June 1, 2011, BHM I, LLC was added as a Trading Company.
		% of Total
Market Sector	VaR	Capitalization

Currency	$4,973,165	1.10%

Interest Rate	$483,801	0.11%

Equity	$295,000	0.07%

Commodity	$28,493,205	6.28%

Total	$34,245,171	7.56%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$7,022,283	$37,598	$3,355,279

Interest Rate	$4,917,878	$268,175	$1,707,981

Equity	$53,845,540	$5,000	$1,682,673

Commodity	$35,677,615	$28,493,205	$33,638,452

As of September 30, 2011, Altis I, LLC’s total capitalization was $49,365,177.  The Partnership owned approximately 9% of Altis I, LLC.  Effective June 1, 2011, Altis I, LLC was added as a Trading Company.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,542,990	3.13%

Interest Rate	$982,433	1.99%

Equity	$649,103	1.31%

Commodity	$3,021,136	6.12%

Total	$6,195,662	12.55%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$2,792,197	$1,371,636	$1,694,651

Interest Rate	$1,406,044	$982,433	$1,159,851

Equity	$1,442,388	$374,190	$765,012

Commodity	$3,702,594	$2,243,985	$3,032,368

As of September 30, 2011, AHL I, LLC’s total capitalization was $40,984,489.  The Partnership owned approximately 9% of AHL I, LLC.   Effective June 1, 2011, AHL I, LLC was added as a Trading Company.
		% of Total
Market Sector	VaR	Capitalization

Currency	$898,710	2.19%

Interest Rate	$940,695	2.30%

Equity	$546,348	1.33%

Commodity	$465,970	1.14%

Total	$2,851,723	6.96%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$3,691,865	$747,027	$1,894,293

Interest Rate	$1,366,666	$768,377	$1,070,721

Equity	$833,839	$215,661	$547,712

Commodity	$840,976	$293,384	$571,029

As of September 30, 2011, Boronia I, LLC’s total capitalization was $43,057,187.  The Partnership owned approximately 7% of  Boronia I, LLC.  Effective June 1, 2011, Boronia I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization

Currency	$770,514	1.79%

Interest Rate	$741,514	1.72%

Equity	$189,113	0.44%

Commodity	$1,212,176	2.82%

Total	$2,913,317	6.77%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$1,724,970	$370,169	$814,433

Interest Rate	$1,097,481	$212,487	$641,380

Equity	$1.195,287	$189,113	$612,896

Commodity	$1,754,554	$597,616	$1,240,016

As of September 30, 2011, Rotella I, LLC’s total capitalization was $7,415,899.  The Partnership owned approximately 29% of Rotella I, LLC.  Effective June 1, 2011, Rotella was added as a Trading Company.
		% of Total
Market Sector	VaR	Capitalization

Currency	$177,839	2.40%

Interest Rate	$293,941	3.96%

Equity	$83,224	1.12%

Commodity	$114,164	1.54%

Total	$669,168	9.02%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$819,044	$86,001	$377,337

Interest Rate	$479,029	$252,469	$315,851

Equity	$424,761	$58,388	$168,547

Commodity	$246,410	$49,937	$124,055

* Average of month-end VaR.

As of December 31, 2010, Aspect I, LLC’s total capitalization was $54,986,074.  The Partnership owned approximately 19% of Aspect I, LLC.

Aspect I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.27)%
Currency	(0.91)
Equity	(1.48)
Commodity	(2.49)
Aggregate Value at Risk	(4.04)%

As of December 31, 2010, Augustus I, LLC’s total capitalization was $18,443,353.  The Partnership owned approximately 25% of Augustus I, LLC.

Augustus I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.35)%
Currency	(1.12)
Aggregate Value at Risk	(1.26)%

As of December 31, 2010, Chesapeake I, LLC’s total capitalization was $15,637,106.  The Partnership owned approximately 35% of Chesapeake I, LLC.

Chesapeake I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(1.05)%
Currency	(0.81)
Equity	(3.50)
Commodity	(5.49)
Aggregate Value at Risk	(7.91)%

As of December 31, 2010, GLC I, LLC’s total capitalization was $17,534,046.  The Partnership owned approximately 27% of GLC I, LLC.

GLC I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.30)%
Currency	(0.83)
Equity	(1.12)
Aggregate Value at Risk	(1.82)%

As of December 31, 2010, Kaiser I, LLC’s total capitalization was $40,014,468. The Partnership owned approximately 26% of Kaiser I, LLC.

Kaiser I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.02)%
Currency	(0.02)
Equity	(0.44)
Commodity	(0.11)
Aggregate Value at Risk	(0.47)%

As of December 31, 2010, TT II, LLC.’s total capitalization was $43,741,623.  The Partnership owned approximately 27% of TT II, LLC.

TT II, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.32)%
Currency	(1.68)
Equity	(1.89)
Commodity	(2.31)
Aggregate Value at Risk	(5.18)%

As of December 31, 2010, WNT I, LLC.’s total capitalization was $53,769,718.  The Partnership owned approximately 20% of WNT I, LLC.

WNT I, LLC
December 31, 2010
Primary Market Risk Category	VaR

Interest Rate	(0.26)%
Currency	(0.43)
Equity	(1.26)
Commodity	(1.44)
Aggregate Value at Risk	(2.85)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the respective Trading Companies’ open positions across all the market categories, and can  be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Trading Companies is the speculative trading of futures, forwards and options, the composition of their trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the quarter-end VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership’s or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to:
•	approximately 96% of WNT I, LLC’s net assets.
•	approximately 77% of Kaiser I, LLC’s net assets.
•	approximately 92% of TT II, LLC’s net assets.
•	Approximately 92% of Aspect I, LLC’s net assets.
•	approximately 87% of Chesapeake I, LLC’s net assets.
•	approximately 99% of Augustus I, LLC’s net assets.
•	approximately 94% of GLC I, LLC’s net assets.
•	approximately 94% of BHM I, LLC’s net assets.

•	approximately 85% of Altis I, LLC’s net assets.
•	approximately 91% of Rotella I, LLC’s net assets.
•	approximately 95% of AHL I, LLC’s net assets.
•	approximately 94% of Boronia I, LLC’s net assets.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2011, was $82,966,244.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Item 6.  EXHIBITS
31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.