Form 10-K
period 2011-12-31
Meritage Futures Fund L.P.
filed 2012-03-30
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53113

MERITAGE FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8529352
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

(212) 296-1999
Registrant’s telephone number, including area code

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

Yes X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes X          No

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

Yes             No X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $49,910,739 at June 30, 2011.

MERITAGE FUTURES FUND L.P.

(formerly, Managed Futures Profile MV, L.P.)

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2011

PART I

Item 1. BUSINESS

(a) General Development of Business. Meritage Futures Fund L.P. (formerly, Managed Futures Profile MV, L.P.) (“Meritage” or the “Partnership”), was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of commodities, domestic and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) through the Partnership’s investments in its affiliated trading companies (each a “Trading Company” or collectively the “Trading Companies”). The Partnership is one of the partnerships in the Managed Futures Multi-Strategy Profile Series (“Profile Series”), comprised of Meritage and LV Futures Fund L.P. (formerly, Managed Futures Profile LV, L.P.) (“LV”). Prior to May 1, 2011, the Profile Series was comprised of Meritage, LV, and Polaris Futures Fund L.P. (formerly, Managed Futures Profile HV, L.P.)

The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively the “Trading Advisors”), each of which, except for GAM International Management Limited and GLC Ltd., is registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for each respective Trading Company. The Trading Companies are each Delaware limited liability companies operated by Ceres Managed Futures LLC (“Ceres” or the “General Partner”).

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement (the “Limited Partnership Agreement”).

The non-clearing commodity broker for each Trading Company is Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”). Morgan Stanley & Co. LLC (formerly, Morgan Stanley & Co. Incorporated) (“MS&Co.”), acts as each Trading Company’s clearing commodity broker, except that Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), uses Newedge USA, LLC (“Newedge”). Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (except for Kaiser I, LLC, which uses Newedge) (collectively, MS&Co., MSIP, and Newedge are referred to as the “Commodity Brokers”). Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts (except that Newedge serves in such capacity with respect to Kaiser I, LLC).

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of December 31, 2011 and 2010, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership at December 31, 2011, are as follows:

Trading Company	Trading Advisor
Morgan Stanley Smith Barney AHL I, LLC
(“AHL I, LLC”)	Man-AHL (USA) Ltd.
Morgan Stanley Smith Barney Altis I, LLC
(“Altis I, LLC”)	Altis Partners (Jersey) Limited
Morgan Stanley Smith Barney Aspect I, LLC
(“Aspect I, LLC”)	Aspect Capital Limited
Morgan Stanley Smith Barney Augustus I, LLC
(“Augustus I, LLC”)	GAM International Management Limited
Morgan Stanley Smith Barney BHM I, LLC
(“BHM I, LLC”)	Blenheim Capital Management, L.L.C.
Morgan Stanley Smith Barney Boronia I, LLC
(“Boronia I, LLC”)	Boronia Capital Pty. Ltd.
Morgan Stanley Smith Barney Chesapeake Diversified I, LLC
(“Chesapeake I, LLC”)	Chesapeake Capital Corporation
Morgan Stanley Smith Barney GLC I, LLC
(“GLC I, LLC”)	GLC Ltd.
Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.
Morgan Stanley Smith Barney Rotella I, LLC
(“Rotella I, LLC”)	Rotella Capital Management, Inc. (“Rotella”)
Morgan Stanley Smith Barney TT II, LLC
(“TT II, LLC”)	Transtrend B.V.
Morgan Stanley Smith Barney WNT I, LLC
(“WNT I, LLC”)	Winton Capital Management Limited

The trading system style of each Trading Advisor is as follows:

Commodity Trading Advisor	Trading System Style
Altis Partners (Jersey) Limited	Systematic
Aspect Capital Limited	Systematic
Blenheim Capital Management, L.L.C.	Discretionary
Boronia Capital Pty. Ltd.	Systematic
Chesapeake Capital Corporation	Systematic
GAM International Management Limited	Discretionary
GLC, Ltd.	Discretionary
Kaiser Trading Group Pty. Ltd.	Systematic
Man-AHL (USA) Ltd.	Systematic
Rotella Capital Management, Inc.	Systematic
Transtrend B.V.	Systematic
Winton Capital Management Limited	Systematic

Ceres, the general partner and commodity pool operator of the Partnership and the trading manager (the “Trading Manager”) of each Trading Company is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to different Trading Companies in its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Depending on the aggregate amount invested in the Partnership, limited partners receive either class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”). As of December 31, 2011, 2010 and 2009, there were no Class D Units outstanding in the Partnership. Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership.

Ceres is not required to maintain any investment in the Partnership and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the placement agent fee.

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company. Effective November 1, 2011, the administrative services previously provided by State Street are provided by MSSB.

On August 18, 2011, Ceres notified DKR Fusion Management L.P. (“DKR”) that the Advisory Agreement dated as of April 30, 2007, and any amendments or revisions subsequently made thereto, among Morgan Stanley Smith Barney DKR Fusion I, LLC (“DKR I, LLC”), the General Partner and DKR (the “DKR Advisory Agreement”), pursuant to which DKR traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in futures interests, would be terminated effective August 31, 2011. Consequently, DKR ceased all futures interest trading on behalf of the Trading Company (and, indirectly, the Partnership) effective August 31, 2011.

Effective June 1, 2011, the Partnership through its investment in AHL I, LLC added Man-AHL (USA) Ltd. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Altis I, LLC added Altis Partners (Jersey) Limited as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in BHM I, LLC added Blenheim Capital Management, L.L.C. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Boronia I, LLC added Boronia Capital Ptd. Ltd. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in DKR I, LLC added DKR Fusion Management L.P. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Rotella I, LLC added Rotella as a Trading Advisor to the Partnership.

Effective May 31, 2011, Morgan Stanley & Co. Incorporated was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Morgan Stanley & Co. LLC.

Effective May 18, 2011, Ceres changed the name of the Partnership from Managed Futures Profile MV, L.P. to Meritage Futures Fund L.P.

The Partnership began the year at a net asset value per Unit of $1,124.85, $1,144.18, $1,163.83, and $1,204.13 and returned (11.29)%, (10.84)%, (10.39)%, and (9.48)% to $997.89, $1,020.18, $1,042.96 and $1,090.01 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2011.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a). The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 is set forth under “Item 6. Selected Financial Data.”

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

The directors and officers of the General Partner are listed in Part III Item 10. “Directors, Executive Officers and Corporate Governance”.

(d) Financial Information about Geographic Areas.

Not applicable.

(e) Available Information. Effective with the Form 10 filed on October 2, 2008, the Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov”. The Partnership’s CIK number is 0001428042.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the third to last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in the form provided by the General Partner no later than 3:00 p.m., New York City time, on the third business day before the end of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by a Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

The General Partner, MSSB, MS&Co., MSCG and MSIP are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

Employees of MSSB receive a portion of the ongoing placement agent fee paid by the Partnership or, for consulting clients, they receive the fees and expenses described in such consulting client’s consulting agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

“Bid-ask” spreads are incorporated in the price of all over-the-counter foreign exchange trades executed by the Trading Companies, and MS&Co. and MSCG may benefit from such spreads as the Trading Advisors execute a substantial portion of over-the-counter foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.

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

No specific policies regarding conflicts of interest have been adopted by the General Partner, MSSB, the Partnership, or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

Neither the Partnership nor the Trading Companies are Registered Investment Companies. The Partnership and Trading Companies are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies. As a financial holding company (“FHC”) under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A., and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well-capitalized and well-managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Companies, any limited divestiture should not directly involve the Partnership or the Trading Companies.

The enactment of the Dodd-Frank Act will result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation by the Office of the Comptroller of the Currency (“OCC”). The Act will require that, in order to maintain FHC status, Morgan Stanley (as well as the Banks) be well-capitalized and well-managed, as those terms are defined by the Federal Reserve. The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve. The Federal Reserve is required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

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

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Trading Advisors for each Trading Company generally will purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the prices at which a sale or purchase occurs may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that a Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity

Trading on Foreign Exchanges Presents Greater Risks to the Trading Companies than Trading on U.S. Exchanges. Each Trading Company trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and be less vigorously enforced than regulations in the U.S.

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

The Unregulated Nature of the Over-The-Counter (“OTC”) Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges. Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off of an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency. Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co., MSCG and Newedge, and are at risk with respect to the creditworthiness and trading practices of each of MS&Co., MSCG and Newedge as the counterparty to the contracts. The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2011 is approximately 20.2% , all of which represents OTC foreign exchange forward and/or options on foreign exchange forward transactions.

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

The Trading Companies are Subject to Speculative Position Limits. The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain Futures Interests contracts that may be held or controlled by any one person or group. Therefore, a Trading Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company. The CFTC or the futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company. In Fall 2011 the CFTC adopted new position limits with respect to certain metal, energy and agriculture contracts. The CFTC or the futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Companies.

The Trading Companies have Credit Risk to the Commodity Brokers. Each Trading Company has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets. As such, in the event that the Commodity Brokers are unable to perform, the Trading Companies’ assets are at risk and, in such event, investors may only recover a pro rata share of their investment in the Partnership or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Company’s account on a daily basis. The Commodity Brokers, as futures commission merchants for each Trading Companies exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. With respect to each Trading Company’s over-the-counter foreign exchange contracts with MS&Co., MSCG and Newedge, prior to the implementation of the Dodd-Frank Act’s provisions, there were no daily settlements of variations in value, and there was no requirement to segregate funds held with respect to such contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Companies’ assets on account with the futures commission merchant may be at risk, and in such event, the Trading Company may only recover a pro rata share of the available customer funds.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units. Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. Each Trading Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the applicable Trading Company. The General Partner has no control over the specific trades that the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful.

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

A Trading Advisor may Terminate its Advisory Agreement. Generally, the advisory agreements with the current Trading Advisors had initial one-year terms, which renew for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor. One of the advisory agreements had a shorter initial term and has a three-month renewal term. In the event that an advisory agreement is not renewed, the Trading Manager may not be able enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in the Partnership’s private placement memorandum.

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

Taxation Risks

You May Have Tax Liability Attributable To Your Interest in a Partnership Even If You Have Received No Distributions and Redeemed No Units and Even if the Partnership Generated a Loss. If the Partnership has a profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Partnership. The General Partner presently does not intend to make any distributions from the Partnership. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Partnership’s profits will exceed the amount of distributions to you, if any, for a taxable year, so you must be prepared to fund any tax liability from redemptions of Units or other sources. In addition, the Partnership may have capital losses from trading activities that cannot be deducted against the Partnership’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Partnership generates a net loss.

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (the “IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax.

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

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss the tax consequences of an investment in the Partnership with their tax advisers.

Tax Laws Are Subject To Change at Any Time, Including Already Enacted Changes Scheduled To Take Effect in 2013. Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. For example, various tax rate reductions for non-corporate taxpayers enacted in 2001 and 2003 are scheduled to expire for taxable years beginning after December 31, 2012. Further, the maximum ordinary income rates for non-corporate taxpayers are scheduled to increase from 35% to 39.6%, and the maximum long-term capital gains rates are scheduled to increase from 15% to 20%. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisers.

Non-U.S. Investors may Face Exchange Rate Risk and Local Tax Consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Partnership does not own or lease any properties. Ceres operates out of facilities provided by MSSB. The address is 522 Fifth Avenue, 14th Floor, New York, New York 10036.

Item 3. LEGAL PROCEEDINGS

General

The Partnership is not engaged in any legal or arbitration proceedings and no legal or arbitration proceedings are known to be pending or threatened by or against the Partnership. During the five years preceding the date of this Memorandum, there have been (other than as described below) no administrative, civil or criminal actions pending, on appeal or concluded against Morgan Stanley, Morgan Stanley Smith Barney, the General Partner, MS & Co., MSIP, Morgan Stanley

Dean Witter, Inc. (“MSDW”), MSCG or any of their respective affiliates or principals which the General Partner believes would be material to an investor’s decision to invest in the Partnership. Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

In addition to the matters described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

Effective on or about April 1, 2007 MSDW was merged into MS & Co., which has assumed all of the responsibilities of MSDW. For purposes of clarity, however, MSDW’s litigation disclosure will be retained and listed separately, in relevant part, until the fifth anniversary of the date of each specific disclosure item in the MSDW sub-section.

Morgan Stanley DW Inc.

On September 27, 2007, FINRA announced that MS & Co., on behalf of itself and as successor to MSDW, entered into a Letter of Acceptance, Waiver and Consent to resolve charges filed by FINRA on December 19, 2006. In the Letter of Acceptance, Waiver and Consent, FINRA found that, among other things, MS & Co. provided inaccurate information regarding the existence of pre-September 11, 2001 emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed adequately to preserve books and records, and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests. The Letter of Acceptance, Waiver and Consent also included findings that MS & Co. failed to provide arbitration claimants with updates to a supervisory manual when called for in discovery. FINRA found that MS & Co. violated Section 17(a) of the Exchange Act and Rule 17a-4 thereunder, FINRA Conduct Rules 2110, 3010 (a) and

(b) and 3110, FINRA Procedural Rule 8210 and Interpretative Material 10100 under the FINRA Code of Arbitration Procedure. In the settlement, MS & Co. neither admitted nor denied these findings. The settlement established a $9.5 million fund for the benefit of potentially affected arbitration claimants to be administered by a third party at the expense of MS & Co. In addition, MS & Co. was censured and agreed to pay a $3 million regulatory fine and to retain an independent consultant to review its procedures for complying with discovery requirements in arbitration proceedings relating to MS & Co.’s retail brokerage operations.

On October 10, 2007, MS & Co., on behalf of itself and as successor to MSDW, became the subject of an Order Instituting Administrative And Cease-And-Desist Proceedings by the SEC. The Order found that from as early as 2000 until 2006, MS & Co. failed to provide to its customers accurate and complete written trade confirmations for certain fixed income securities in violation of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act and Rule G-15 of the Municipal Securities Rulemaking Board (MSRB). The Order censured MS & Co., ordered it to cease and desist from committing or causing any violations and any future violations of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act, and MSRB Rule G-15, ordered MS & Co. to pay a $7.5 million penalty, and to retain an independent consultant to review MS & Co.’s policies and procedures. MS & Co. consented to the issuance of the Order without admitting or denying any of the SEC’s findings, except as to the SEC’s jurisdiction over the matter.

The Company

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters. The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

Class Actions. Beginning in December 2007, several purported class action complaints were filed in the United States District Court for the Southern District of New York (the “SDNY”) asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). In February 2008, these actions were consolidated in a single proceeding, which is styled In re Morgan Stanley ERISA Litigation. The consolidated complaint relates in large part to the Company’s subprime and other mortgage related losses, but also includes allegations regarding the Company’s disclosures, internal controls, accounting and other matters. The consolidated complaint alleges, among other things, that the Company’s common stock was not a prudent investment and that risks associated with its common stock and its financial condition were not adequately disclosed. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On December 9, 2009, the court denied defendants’ motion to dismiss the consolidated complaint.

On March 16, 2011, a purported class action, styled Coulter v. Morgan Stanley & Co. Incorporated et al., was filed in the SDNY asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and certain current and former officers and directors for breach of fiduciary duties under ERISA. The complaint alleges, among other things, that defendants knew or should have known that from January 2, 2008 to December 31, 2008, the plans’ investment in Company stock was imprudent given the extraordinary risks faced by the Company and its common stock during that period. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On July 20, 2011, plaintiffs filed an amended complaint and on October 28, 2011, defendants filed a motion to dismiss the amended complaint.

On February 12, 2008, a plaintiff filed a purported class action, which was amended on November 24, 2008, naming the Company and certain present and former senior executives as defendants and asserting claims for violations of the securities laws. The amended complaint, which is styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., is currently pending in the SDNY. Subject to certain exclusions, the amended complaint asserts claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint relate in large part to the Company’s subprime and other mortgage related losses, but also include allegations regarding the Company’s disclosures, internal controls, accounting and other matters. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On April 27, 2009, the Company filed a motion to dismiss the amended complaint. On April 4, 2011, the court granted defendants’ motion to dismiss and granted plaintiffs leave to file an amended complaint with respect to certain of their allegations. On June 9, 2011, plaintiffs filed a second amended complaint in response to the court’s order of April 4, 2011. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint.

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), alleging, among other things, that the registration statements and offering documents related to the offerings of approximately $17 billion of mortgage pass through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. This case, which was consolidated with an earlier lawsuit and is currently styled In re Morgan Stanley Mortgage Pass-Through Certificate Litigation, is pending in the SDNY. On August 17, 2010, the court dismissed the claims brought by the lead plaintiff, but gave a different plaintiff leave to file a second amended complaint. On September 10, 2010, that plaintiff, together with several new plaintiffs, filed a second amended complaint which purported to assert claims against the Company and others on behalf of a class of investors who purchased approximately $4.7 billion of mortgage pass through certificates issued in 2006 by seven trusts collectively containing residential mortgage loans. The second amended complaint asserted claims under Sections 11, 12 and 15 of the Securities Act, and alleged, among other things, that the registration statements and offering documents related to the offerings contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On September 15, 2011, the court granted in part and denied in part the defendants’ motion to dismiss and granted the plaintiffs’ request to file another amended complaint. On September 29, 2011, the defendants moved for reconsideration of a portion of the court’s decision partially denying the motion to dismiss. On September 30, 2011, the plaintiffs filed a third amended complaint purporting to bring claims on behalf of a class of investors who purchased approximately $2.7 billion of mortgage pass through certificates issued in 2006 by five trusts. The defendants moved to dismiss the third amended complaint on October 17, 2011.

Beginning in 2007, the Company was named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act, related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain non-Morgan Stanley related entities that have been exposed to subprime and other mortgage-related losses. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage-related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The

Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued or sponsored the securities and mortgage pass through certificates at issue, the principal amount of the offerings underwritten by the Company, the financial condition of co-defendants and the willingness and ability of the issuers (or their affiliates) to indemnify the underwriter defendants. Some of these cases, including In Re Washington Mutual, Inc. Securities Litigation, In re: Lehman Brothers Equity/Debt Securities Litigation and In re IndyMac Mortgage-Backed Securities Litigation, relate to issuers or sponsors (or their affiliates) that have filed for bankruptcy or have been placed into receivership.

In re: Lehman Brothers Equity/Debt Securities Litigation is pending in the SDNY and relates to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. The Company underwrote approximately $232 million of the principal amount of the offerings at issue. On September 23, 2011, a group of underwriter defendants, including the Company, reached an agreement in principle with the class plaintiffs to settle the litigation. On December 15, 2011, the Court presiding over this action issued an order preliminarily approving the settlement. The settlement hearing is currently scheduled for April 12, 2012.

In re IndyMac Mortgage-Backed Securities Litigation is pending in the SDNY and relates to offerings of mortgage pass through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. The Company underwrote over $1.4 billion of the principal amount of the offerings originally at issue. On June 21, 2010, the court granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint. The Company underwrote approximately $46 million of the principal amount of the offerings at issue following the court’s June 21, 2010 decision. On May 17, 2010, certain putative plaintiffs filed a motion to intervene in the litigation in order to assert claims related to additional offerings. The principal amount of the additional offerings underwritten by the Company is approximately $1.2 billion. On June 21, 2011, the Company successfully opposed the motion to add the additional plaintiffs as to the Company. On July 20, 2011 and July 21, 2011, certain of the additional plaintiffs filed appeals in the United States Court of Appeals for the Second Circuit. The Company is opposing the appeals.

Luther, et al. v. Countrywide Financial Corporation, et al., pending in the Superior Court of the State of California, involves claims related to the Company’s role as an underwriter of various residential mortgage backed securities offerings issued by affiliates of Countrywide Financial Corporation. The amended complaint includes allegations that the registration statements and the offering documents contained false and misleading statements about the residential mortgage loans backing the securities. The Company underwrote approximately $6.3 billion of the principal amount of the offerings at issue. On January 6, 2010, the Court dismissed the case for lack of subject matter jurisdiction. On May 18, 2011, a California court of appeals reversed the dismissal and reinstated the complaint. On December 19, 2011, defendants moved to dismiss the complaint. On February 3, 2012, defendants moved to stay the case pending resolution of a securities class action brought by the same plaintiffs, styled Maine State Retirement System v. Countrywide Financial Corporation, et al., in the United States District Court for the Central District of California.

Other Litigation. On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012 and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages. There are 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the SIV.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, pending in the SDNY. The lawsuit relates to a credit default swap referencing the Capmark VI CDO, which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 25, 2011, the court issued an order denying the Company’s motion for summary judgment and granting Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a final judgment against the Company for approximately $269 million plus post-judgment interest, and the Company filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which appeal is now pending.

On December 14, 2009, Central Mortgage Company (“CMC”) filed a complaint against the Company, in a matter styled Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the Court of Chancery of the State of Delaware. The complaint alleged that Morgan Stanley Mortgage Capital Holdings LLC improperly refused to repurchase certain mortgage loans that CMC, as servicer, was required to repurchase from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). On November 4, 2011, CMC filed an amended complaint adding claims related to its purchase of servicing rights in connection with approximately $4.1 billion of residential loans deposited into RMBS trusts sponsored by the Company. The amended complaint asserts claims for breach of contract, quasi-contract, equitable and tort claims and seeks compensatory damages and equitable remedies, including rescission, injunctive relief, damages, restitution and disgorgement. On January 9, 2012, the Company moved to dismiss the amended complaint.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. An amended complaint was filed on September 28, 2010. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On April 18, 2011, defendants in these actions filed an omnibus demurrer and motion to strike the amended complaints. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.

On June 10, 2010, the Company was named as a new defendant in a pre-existing purported class action related to securities issued by a SIV called Rhinebridge plc (“Rhinebridge SIV”). The case is styled King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al. and is pending in the SDNY. The complaint asserts claims for common law fraud and aiding and abetting common law fraud and alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On July 15, 2010, the Company moved to dismiss the complaint. That motion was denied on October 29, 2010. On December 27, 2011, the court permitted plaintiffs to amend their complaint and assert causes of action for negligence, negligent misrepresentation, and breach of fiduciary duty against the Company. The amended complaint was filed on January 10, 2012 and the Company moved to dismiss the negligence, negligent misrepresentation, and breach of fiduciary duty claims on January 31, 2012. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. While reserving their ability to act otherwise, plaintiffs have indicated that they do not currently plan to file a motion for class certification. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages.

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaint asserts claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $242 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On February 11, 2011, Cambridge Place Investment Management Inc. filed a second complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts also styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint asserts claims on behalf of clients of plaintiff’s affiliates, and alleges that the defendants made untrue statements and material omissions in selling certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued or underwritten by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $102 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court, in a ruling from the bench, substantially overruled defendants’ demurrers.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of the State of New York, New York County. The Complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On September 30, 2010, the Company filed a motion to dismiss the complaint. On February 28, 2011, the Court denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the Company’s motion to dismiss.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois and is styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The other was filed in the Superior Court of the State of California and is styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under the federal securities laws, Illinois law and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the Court presiding over Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending. On September 15, 2011, plaintiff filed an amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. On December 1, 2011, defendants filed a demurrer to the amended complaint, which demurrer is currently pending.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $550 million. The complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts consumer protection act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts, and on June 22, 2011, plaintiff filed a motion to remand the case back to state court.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in New York State Supreme Court styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On September 9, 2011, plaintiffs filed an amended complaint. On October 14, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On September 2, 2011, the FHFA, as conservator for Freddie Mac, also filed a complaint against the Company and other defendants in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. General Electric Company et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $549 million. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On October 6, 2011, defendants removed the action to the SDNY and on November 7, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each is styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleges that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raise claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of the State of New York styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. The complaint alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $556 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of the State of New York styled Dexia SA/NV et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $680 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Bayerische Landesbank, New York Branch filed a complaint against the Company in the Supreme Court of the State of New York styled Bayerische Landesbank, New York Branch v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiff by the Company was approximately $486 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

Other Matters. On a case-by-case basis the Company has entered into agreements to toll the statute of limitations applicable to potential civil claims related to RMBS, CDOs and other mortgage-related products and services when the Company has concluded that it is in its interest to do so.

On October 18, 2011, the Company received a letter from Gibbs & Bruns LLP (the “Law Firm”), which is purportedly representing a group of investment advisers and holders of mortgage pass through certificates issued by RMBS trusts that were sponsored or underwritten by the Company. The letter asserted that the Law Firm’s clients collectively hold 25% or more of the voting rights in 17 RMBS trusts sponsored or underwritten by the Company and that these trusts have an aggregate outstanding balance exceeding $6 billion. The letter alleged generally that large numbers of mortgages in these trusts were sold or deposited into the trusts based on false and/or fraudulent representations and warranties by the mortgage originators, sellers and/or depositors. The letter also alleged generally that there is evidence suggesting that the Company has failed prudently to service mortgage loans in these trusts. On January 31, 2012, the Law Firm announced that its clients hold over 25% of the voting rights in 69 RMBS trusts securing over $25 billion of RMBS sponsored or underwritten by the Company, and that its clients had issued instructions to the trustees of these trusts to open investigations into allegedly ineligible mortgages held by these trusts. The Law Firm’s press release also indicated that the Law Firm’s clients anticipate that they may provide additional instructions to the trustees, as needed, to further the investigations.

Shareholder Derivative Matter.

On February 11, 2010, a shareholder derivative complaint styled Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al. was filed in the Supreme Court of the State of New York. The complaint is purportedly for the benefit of the Company, and is brought against certain current and former directors and officers of the Company, to recover damages for alleged acts of corporate waste, breaches of the duty of loyalty, and unjust enrichment based on the amount of compensation awarded to an undefined group of employees for fiscal years 2006, 2007 and 2009. The complaint seeks, among other relief, unspecified compensatory damages, restitution and disgorgement of compensation, benefits and profits, and institution of certain corporate governance reforms. On December 9, 2010, the court granted defendants’ motion to dismiss the complaint and on February 4, 2011, plaintiffs noticed an appeal of that dismissal, which appeal is pending.

China Matter.

As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appear to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and is cooperating with investigations by the United States Department of Justice and the SEC.

The following matters were terminated during the quarter ended December 31, 2011:

In Re Washington Mutual, Inc. Securities Litigation, which had been pending in the United States District Court for the Western District of Washington, involved claims under the Securities Act related to three offerings by Washington Mutual Inc. in 2006 and 2007. The Company was one of several underwriters who participated in the offerings. The Company underwrote approximately $1.3 billion of the securities covered by the class certified by the court. On November 4, 2011, a final settlement among the parties was approved by the court.

Employees’ Retirement System of the Government of the Virgin Islands v. Morgan Stanley & Co. Incorporated, et al., which had been pending in the SDNY, involved claims for common law fraud and unjust enrichment against the Company related to the Libertas III CDO. On November 3, 2011, the Court dismissed the action with prejudice.

MBIA Insurance Corporation v. Morgan Stanley, et al. which had been pending in New York Supreme Court, Westchester County, involved claims for fraud, breach of contract and unjust enrichment against the Company related to MBIA Insurance Corporation’s (“MBIA’s”) contract to insure approximately $223 million of residential mortgage pass through certificates related a second lien securitization sponsored by the Company in June 2007. On December 13, 2011, the Company and MBIA entered into an agreement to settle this litigation and to resolve certain claims that the Company had against MBIA.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at December 31, 2011, was approximately 728.

(c)	Distributions. No distributions have been made by the Partnership since it commenced trading operations on August 1, 2007. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres currently does not intend to make any distributions of the Partnership’s profits until termination of the Partnership.

(d)	Securities Authorized for Issuance under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Securities Sold; Consideration. The Registrant’s Units of limited partnership interest are being offered in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended, and are being sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Units were purchased by accredited investors.

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2011, was $83,266,244. The Partnership received $570,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following tables set forth the purchases of redeemable Units by the Partnership.

Period Class A	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	470.722	$998.70	N/A	N/A
November 1, 2011 – November 30, 2011	472.371	$994.63	N/A	N/A
December 1, 2011 – December 31, 2011	742.621	$997.89	N/A	N/A

	1,685.714	$997.20

Period Class B	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	—	—	N/A	N/A
November 1, 2011 – November 30, 2011	445.027	$1,016.42	N/A	N/A
December 1, 2011 – December 31, 2011	—	—	N/A	N/A

	445.027	$1,016.42

Period Class C	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	443.490	$1,042.06	N/A	N/A
November 1, 2011 – November 30, 2011	4,463.309	$1,038.68	N/A	N/A
December 1, 2011 – December 31, 2011	—	—	N/A	N/A

	4,906.799	$1,038.99

Period Class Z	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	—	—	N/A	N/A
November 1, 2011 – November 30, 2011	216.675	$1,084.35	N/A	N/A
December 1, 2011 – December 31, 2011	—	—	N/A	N/A

	216.675	$1,084.35

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the tables above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. SELECTED FINANCIAL DATA (in dollars)

		For the Years Ended December 31,			For the period from August 1, 2007 (commencement of operations) to December 31,
	2011	2010	2009	2008	2007
	$	$	$	$	$
Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	(4,232,320)	4,788,910	(2,462,992)	4,020,161	472,131
Net Income (Loss)	(5,849,339)	2,951,912	(3,966,008)	3,320,837	368,461
Net Income (Loss) per Unit by Share Class
A	(126.96)	53.65	(106.64)	140.08	37.76
B	(124.00)	59.99	(101.94)	146.22	39.91
C	(120.87)	66.49	(97.14)	152.42	42.06
Z	(114.12)	80.03	(87.25)	164.97	46.38
Total Assets	38,832,374	59,684,539	60,605,650	36,127,530	11,078,252
Total Partners’ Capital	38,091,320	58,428,501	58,933,830	35,059,306	11,078,252
Net asset value per Units by Share Class
A	997.89	1,124.85	1,071.20	1,177.84	1,037.76
B	1,020.18	1,144.18	1,084.19	1,186.13	1,039.91
C	1,042.96	1,163.83	1,097.34	1,194.48	1,042.06
Z	1,090.01	1,204.13	1,124.10	1,211.35	1,046.38

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2011, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 27%; Currency 21%; Equity 9%; and Commodity 43%.

Liquidity. MS&Co. and its affiliates (Newedge with respect to Kaiser I, LLC) act as custodians of each Trading Company’s assets pursuant to customer agreements and foreign exchange customer agreements. The Partnership allocates substantially all of its assets to multiple Trading Companies. Such assets are deposited in the Trading Companies’ trading accounts with MS&Co. or its affiliates (Newedge with respect to Kaiser I, LLC). The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2011, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Realized” when open positions are closed out. The sum of these amounts constitutes the Trading Company’s trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

Year Ended December 31, 2011

The Partnership recorded total realized/net change in unrealized appreciation on investments of $(4,232,320) and expenses totaling $1,617,019, resulting in a net loss of $5,849,339 for the year ended December 31, 2011. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/11	NAV at 12/31/10
A	997.89	$1,124.85
B	1,020.18	$1,144.18
C	1,042.96	$1,163.83
Z	1,090.01	$1,204.13

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2011, were $3,891,344 and $18,379,186, respectively, and the Partnership’s ending capital was $38,091,320 at December 31, 2011 a decrease of $20,337,181 from ending capital at December 31, 2010 of $58,428,501.

The most significant trading losses during the year were incurred within the agricultural complex during March due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. During June, long positions in wheat futures resulted in additional losses as prices fell on speculation that warm weather would aid U.S. crops. Further losses were recorded in this sector during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the global stock index markets, losses were experienced during March from long positions in Japanese, European, and U.S. equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, may threaten the global economic recovery. Further losses were experienced within this sector during May and June from long positions in U.S., European, and Pacific Rim equity index futures. Within the currency markets, losses were incurred during May due to long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Additional losses were recorded within this sector during August due to long positions in the Australian dollar, South African rand, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. During September, long positions in the Australian dollar, Canadian dollar, and New Zealand dollar versus the U.S. dollar resulted in losses as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the metals markets, losses were experienced during May due to long positions in silver futures as prices fell sharply from a 31-year high after an increase in margin requirements prompted a sell-off. In September, long futures positions in aluminum, palladium, and copper resulted in additional losses as prices fell after continued fears of a “double dip” recession in the U.S. and Europe along with inflationary pressures in China spurred speculation global demand for metals may weaken. Losses were incurred within the energy markets, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy.

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

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2011, which are included in Item 8 of this Form 10-K.

The Partnership’s income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.

Not applicable.

Fair Value Measurements and Disclosures

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 — unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 —

inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted market prices for similar investments, interest rates, and credit risk); and Level 3 — unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011	$	$	$	$
Investment in BHM I, LLC	—	6,647,622	—	6,647,622
Investment in TT II, LLC	—	5,217,002	—	5,217,002
Investment in Kaiser I, LLC	—	3,908,801	—	3,908,801
Investment in Altis I, LLC	—	3,560,183	—	3,560,183
Investment in Aspect I, LLC	—	3,427,420	—	3,427,420
Investment in WNT I, LLC	—	3,312,019	—	3,312,019
Investment in AHL I, LLC	—	3,189,624	—	3,189,624
Investment in Boronia I, LLC	—	2,527,987	—	2,527,987
Investment in Augustus I, LLC	—	1,889,959	—	1,889,959
Investment in Rotella I, LLC	—	1,878,764	—	1,878,764
Investment in Chesapeake I, LLC	—	1,815,339	—	1,815,339
Investment in GLC I, LLC	—	1,457,654	—	1,457,654

December 31, 2010
Investment in TT II, LLC	—	11,800,671	—	11,800,671
Investment in WNT I, LLC	—	10,780,859	—	10,780,859
Investment in Kaiser I, LLC	—	10,489,485	—	10,489,485
Investment in Aspect I, LLC	—	10,343,798	—	10,343,798
Investment in Chesapeake I, LLC	—	5,536,117	—	5,536,117
Investment in GLC I, LLC	—	4,661,993	—	4,661,993
Investment in Augustus I, LLC	—	4,661,993	—	4,661,993

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

Summarized information for the Partnership’s pro-rata investment in Affiliated Trading Companies for the years ended December 31, 2011 and 2010 is as follows:

December 31, 2011

Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro-rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
BHM I, LLC	17.5	6,647,622	(1,870,693)	97,026	—	16,980
TT II, LLC	13.7	5,217,002	(909,824)	151,401	—	27,928
Kaiser I, LLC	10.3	3,908,801	(461,910)	158,018	—	27,653
Altis I, LLC	9.4	3,560,183	(589,278)	33,029	205	9,248
Aspect I, LLC	9.0	3,427,420	201,562	131,920	71,914	23,086
WNT I, LLC	8.7	3,312,019	313,469	130,431	90,282	22,825
AHL I, LLC	8.4	3,189,624	(137,187)	43,201	22,510	7,560
Boronia I, LLC	6.6	2,527,987	(236,081)	35,381	15,912	6,192
Augustus I, LLC	5.0	1,889,959	(263,376)	47,516	—	11,087
Rotella I, LLC	4.9	1,878,764	(51,861)	15,240	9,888	4,518
Chesapeake I, LLC	4.8	1,815,339	(134,774)	64,985	119,560	11,372
GLC I, LLC	3.8	1,457,654	(108,943)	41,267	—	9,629
DKR I, LLC	—	—	16,574	5,626	4,552	1,125

December 31, 2010

Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro-rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
TT II, LLC	20.2	11,800,671	1,931,179	206,323	152,598	36,106
WNT I, LLC	18.5	10,780,859	1,257,277	212,443	190,591	37,178
Kaiser I, LLC	18.0	10,489,485	463,457	210,948	136	36,916
Aspect I, LLC	17.7	10,343,798	1,428,088	203,717	147,516	35,650
Chesapeake I, LLC	9.5	5,536,117	47,960	141,248	145,678	24,718
GLC I, LLC	8.0	4,661,993	(428,774)	67,844	84	15,830
Augustus I, LLC	8.0	4,661,993	89,723	68,746	45,317	16,041

As of December 31, 2011 and September 30, 2011, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 12/31/2011	Allocation as of 9/30/2011
AHL I, LLC	8.20%	7.80%
Altis I, LLC	9.15%	9.35%
Aspect I, LLC	8.80%	9.45%
Augustus I, LLC	4.90%	4.25%
BHM I, LLC	17.10%	16.15%
Boronia I, LLC	6.50%	6.35%
Chesapeake I, LLC	4.70%	3.85%
GLC I, LLC	3.75%	3.45%
Kaiser I, LLC	10.10%	13.95%
Rotella I, LLC	4.85%	4.55%
TT II, LLC	13.45%	12.55%
WNT I, LLC	8.50%	8.30%

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis. As of December 31, 2011 and 2010, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Other Pronouncements

In December 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

Subsequent Events

Management performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements other than disclosed below.

Effective January 4, 2012, Kaiser I, LLC uses MS&Co. as its clearing commodity broker.

As of February 29, 2012, Class B and Class C Units are no longer offered to new investors.

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

The futures, forwards and options traded by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Trading Companies are required to meet margin requirements equal to the unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. Prior to June 30, 2011, VaR for a particular market sector was estimated by Ceres using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model took into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical daily changes in the value of a Trading Company’s portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive. The one-day 99% confidence level of the Trading Companies’ VaR corresponded to the reliability of the expectations that the Trading Company’s trading losses in one day will not exceed the maximum loss indicated by the VaR. The 99% one-day confidence level is not an indication of probability of such losses, nor does VaR typically represent the worst case outcome. Ceres used approximately four years of daily market data and re-valued its portfolio for each of the historical market moves that occurred over this period. This enabled Ceres to generate a distribution of daily “simulated profit and loss” outcomes.

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

Beginning with the third quarter 2011, exchange maintenance margin requirements have been used by the Trading Companies as the measure of its VaR. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2011, Aspect I, LLC’s total capitalization was $43,105,632. The Partnership owned approximately 8% of Aspect I, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$692,921	1.61%
Interest Rate	1,945,302	4.51%
Equity	592,182	1.37%
Commodity	1,442,422	3.35%

Total	$4,672,827	10.84%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,759,872	$318,386	$713,414
Interest Rate	$2,534,049	$375,025	$1,295,950
Equity	$734,213	$91,192	$393,469
Commodity	$1,442,422	$202,412	$960,825

As of December 31, 2011, Augustus I, LLC’s total capitalization was $12,936,533. The Partnership owned approximately 15% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$1,615,546	12.49%
Interest Rate	162,443	1.26%

Total	$1,777,989	13.75%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,193,622	$229,785	$985,151
Interest Rate	$433,616	$11,222	$118,598

As of December 31, 2011, Chesapeake I, LLC’s total capitalization was $10,859,791. The Partnership owned approximately 17% of Chesapeake I, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$389,541	3.59%
Interest Rate	355,542	3.27%
Equity	158,814	1.46%
Commodity	575,673	5.30%

Total	$1,479,570	13.62%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$459,497	$143,547	$252,159
Interest Rate	$379,708	$155,184	$231,456
Equity	$551,279	$75,094	$306,229
Commodity	$882,032	$429,419	$618,534

As of December 31, 2011, GLC I, LLC’s total capitalization was $10,399,401. The Partnership owned approximately 14% of GLC I, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$446,689	4.30%
Interest Rate	198,318	1.91%
Equity	149,844	1.44%

Total	$794,851	7.65%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$620,871	$2,036	$167,011
Interest Rate	$441,278	$4,738	$125,982
Equity	$349,678	$33,318	$134,083
Commodity	$13,017	—	$2,537

As of December 31, 2011, Kaiser I, LLC’s total capitalization was $27,734,037. The Partnership owned approximately 14% of Kaiser I, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$6,147	0.02%
Interest Rate	80,677	0.29%
Equity	70,976	0.26%

Total	$157,800	0.57%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$816,769	$6,147	$221,158
Interest Rate	$498,385	—	$229,132
Equity	$886,068	—	$182,840
Commodity	$389,614	—	$144,118

As of December 31, 2011, TT II, LLC’s total capitalization was $476,615,913. The Partnership owned approximately 1% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$9,977,318	2.09%
Interest Rate	14,916,316	3.13%
Equity	4,335,111	0.91%
Commodity	17,904,472	3.76%

Total	$47,133,217	9.89%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$22,372,356	$688,683	$7,090,978
Interest Rate	$15,002,665	$398,638	$5,207,746
Equity	$9,307,243	$778,042	$2,729,767
Commodity	$26,711,030	$512,564	$9,752,503

As of December 31, 2011, WNT I, LLC’s total capitalization was $12,271,476. The Partnership owned approximately 27% of WNT I, LLC.

		% of Total
Market Sector	VaR	Capitalization
Currency	$300,739	2.45%
Interest Rate	297,714	2.43%
Equity	104,471	0.85%
Commodity	231,173	1.88%

Total	$934,097	7.61%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$429,467	$90,742	$232,971
Interest Rate	$409,363	$136,938	$212,095
Equity	$512,198	$49,529	$204,206
Commodity	$679,393	$87,985	$294,411

As of December 31, 2011, BHM I, LLC’s total capitalization was $445,454,128. The Partnership owned approximately 1% of BHM I, LLC. Effective June 1, 2011, BHM I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization
Currency	$11,805,110	2.59%
Interest Rate	354,263	0.08%
Equity	135,000	0.03%
Commodity	21,344,468	4.69%

Total	$33,638,841	7.39%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,968,638	$37,598	$2,182,917
Interest Rate	$6,674,377	$77,306	$2,622,385
Equity	$3,312,598	—	$337,667
Commodity	$35,677,615	$10,694,579	$23,741,783

As of December 31, 2011, Altis I, LLC’s total capitalization was $44,933,798. The Partnership owned approximately 8% of Altis I, LLC. Effective June 1, 2011, Altis I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization
Currency	$1,875,342	4.17%
Interest Rate	1,105,452	2.46%
Equity	615,687	1.37%
Commodity	2,558,812	5.69%

Total	$6,155,293	13.69%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,792,197	$646,419	$1,225,379
Interest Rate	$1,406,044	$264,672	$672,790
Equity	$1,442,388	$239,597	$567,305
Commodity	$3,702,594	$397,539	$1,780,544

As of December 31, 2011, AHL I, LLC’s total capitalization was $40,404,870. The Partnership owned approximately 8% of AHL I, LLC. Effective June 1, 2011, AHL I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization
Currency	$1,576,689	3.90%
Interest Rate	918,934	2.27%
Equity	616,527	1.53%
Commodity	888,869	2.20%

Total	$4,001,019	9.90%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,691,865	$747,027	$1,408,406
Interest Rate	$1,366,666	$291,291	$715,416
Equity	$899,058	$161,311	$412,818
Commodity	$888,869	$205,912	$476,472

As of December 31, 2011, Boronia I, LLC’s total capitalization was $35,661,551. The Partnership owned approximately 7% of Boronia I, LLC. Effective June 1, 2011, Boronia I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization
Currency	$1,247,428	3.50%
Interest Rate	816,557	2.29%
Equity	544,308	1.53%
Commodity	1,310,591	3.68%

Total	$3,918,884	11.00%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,744,634	$239,349	$598,361
Interest Rate	$1,290,916	$212,487	$460,040
Equity	$1,195,287	$181,959	$615,749
Commodity	$1,754,554	$326,346	$868,819

As of December 31, 2011, Rotella I, LLC’s total capitalization was $6,960,774. The Partnership owned approximately 27% of Rotella I, LLC. Effective June 1, 2011, Rotella I, LLC was added as a Trading Company.

		% of Total
Market Sector	VaR	Capitalization
Currency	$264,167	3.80%
Interest Rate	275,444	3.96%
Equity	113,818	1.64%
Commodity	80,855	1.16%

Total	$734,284	10.56%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$819,044	$78,222	$255,710
Interest Rate	$479,029	$83,022	$192,477
Equity	$424,761	$58,388	$160,825
Commodity	$268,327	$49,937	$138,984

*	Average of month-end VaR

As of December 31, 2010, Aspect I, LLC’s total capitalization was $54,986,074. The Partnership owned 19% of Aspect I, LLC.

Aspect I, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(0.27)%
Currency	(0.91)
Equity	(1.48)
Commodity	(2.49)
Aggregate Value at Risk	(4.04)%

As of December 31, 2010, Augustus I, LLC’s total capitalization was $18,443,353. The Partnership owned approximately 25% of Augustus I, LLC.

Augustus I, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(0.35)%
Currency	(1.12)%
Aggregate Value at Risk	(1.26)%

As of December 31, 2010, Chesapeake I, LLC’s total capitalization was $15,637,106. The Partnership owned 35% of Chesapeake I, LLC.

Chesapeake I, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(1.05)%
Currency	(0.81)
Equity	(3.50)
Commodity	(5.49)
Aggregate Value at Risk	(7.91)%

As of December 31, 2010, GLC I, LLC’s total capitalization was $17,534,046. The Partnership owned approximately 27% of GLC I, LLC.

GLC I, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(0.30)%
Currency	(0.83)
Equity	(1.12)
Aggregate Value at Risk	(1.82)%

As of December 31, 2010, Kaiser I, LLC’s total capitalization was $40,014,468. The Partnership owned 26% of Kaiser I, LLC.

Kaiser I, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(0.02)%
Currency	(0.02)
Equity	(0.44)
Commodity	(0.11)
Aggregate Value at Risk	(0.47)%

As of December 31, 2010, TT II, LLC’s total capitalization was $43,741,623. The Partnership owned 27% of TT II, LLC.

TT II, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(0.32)%
Currency	(1.68)
Equity	(1.89)
Commodity	(2.31)
Aggregate Value at Risk	(5.18)%

As of December 31, 2010, WNT I, LLC’s total capitalization was $53,769,718. The Partnership owned 20% of WNT I, LLC.

WNT I, LLC

December 31, 2010
Primary Market Risk Category	VaR
Interest Rate	(0.26)%
Currency	(0.43)
Equity	(1.26)
Commodity	(1.44)
Aggregate Value at Risk	(2.85)%

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

The tables below supplement the December 31, 2010 VaR set forth above by presenting the Trading Companies’ high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Trading Companies’ market risk exposures at December 31, 2011, and market risk exposures and on an aggregate basis at December 31, 2010 and for the four quarter-end reporting periods during calendar years 2011 and 2010. VaR is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership and the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Trading Companies have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

The Trading Companies also maintain a substantial portion of their available assets in unrestricted cash at MSSB; as of December 31, 2011, such amounts are equal to:

•	approximately 80% of Aspect I, LLC’s net assets.

•	approximately 90% of Augustus I, LLC’s net assets.

•	approximately 77% of Chesapeake I, LLC’s net assets.

•	approximately 89% of GLC I, LLC’s net assets.

•	approximately 92% of Kaiser I, LLC’s net assets.

•	Approximately 80% of TT II, LLC’s net assets.

•	approximately 82 % of WNT I, LLC’s net assets.

•	approximately 84% of BHM I, LLC’s net assets

•	approximately 75% of Altis I, LLC’s net assets.

•	approximately 84% of AHL I, LLC’s net assets.

•	approximately 85 % of Boronia I, LLC’s net assets.

•	approximately 81% of Rotella I, LLC’s net asset.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.

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

The Trading Advisor for each Trading Company, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2011 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also take futures positions on the government debt of smaller nations — e.g., Australia.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2011 the Partnership’s primary exposures were in the Euro Stoxx 50 (Europe), CAC 40 (France), Topix (Japan), S&P 500 (U.S.), FTSE 100 (U.K.), Hang Seng (Hong Kong), and Nikkei 225 (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, Pacific Rim, and North American indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Commodity.

Energy. The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2011 was to fluctuations in the price of aluminum, copper, palladium, and platinum.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2011.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Cocoa and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2011.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, for the years ended December 31, 2011, 2010 and 2009; Statements of Financial Condition as of December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibit 99.1 to this Form 10-K.

To the Limited Partners of:

Meritage Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Walter Davis
Walter Davis
President and Director
Ceres Managed Futures LLC,
General Partner of
Meritage Futures Fund L.P.

Meritage Futures Fund L.P.

Management’s Report on Internal Control Over Financial Reporting

Ceres Managed Futures LLC (“Ceres”), the general partner of Meritage Futures Fund L.P. (the “Partnership”) is responsible for the management of the Partnership.

Management of the Partnership, Ceres (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2011.

/s/ Walter Davis
Walter Davis
President and Director
Ceres Managed Futures LLC

/s/ Brian Centner
Brian Centner
Chief Financial Officer
Ceres Managed Futures LLC

New York, New York
March 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of

Meritage Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Meritage Futures Fund L.P. (formerly, Managed Futures Profile MV, L.P.) (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Meritage Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

New York, New York
March 23, 2012

MERITAGE FUTURES FUND L.P.

(formerly, Managed Futures Profile MV, L.P.)

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	$	$
ASSETS
Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	6,647,622	—
Investment in TT II, LLC	5,217,002	11,800,671
Investment in Kaiser I, LLC	3,908,801	10,489,485
Investment in Altis I, LLC	3,560,183	—
Investment in Aspect I, LLC	3,427,420	10,343,798
Investment in WNT I, LLC	3,312,019	10,780,859
Investment in AHL I, LLC	3,189,624	—
Investment in Boronia I, LLC	2,527,987	—
Investment in Augustus I, LLC	1,889,959	4,661,993
Investment in Rotella I, LLC	1,878,764	—
Investment in Chesapeake I, LLC	1,815,339	5,536,117
Investment in GLC I, LLC	1,457,654	4,661,993

Total Investments in Affiliated Trading Companies, at fair value (cost $40,932,395 and $53,541,098, respectively)	38,832,374	58,274,916
Receivable from Affiliated Trading Companies	—	794,623
Subscriptions receivable	—	615,000

Total Assets	38,832,374	59,684,539

LIABILITIES
Redemptions payable	741,054	498,522
Payable to Affiliated Trading Companies	—	757,516

Total Liabilities	741,054	1,256,038

PARTNERS’ CAPITAL
Class A (30,950.129 and 37,461.613 Units, respectively)	30,884,805	42,138,662
Class B (4,097.530 and 5,513.195 Units, respectively)	4,180,213	6,308,090
Class C (2,132.335 and 7,529.287 Units, respectively)	2,223,935	8,762,829
Class Z (736.106 and 1,012.277 Units, respectively)	802,367	1,218,920

Total Partners’ Capital	38,091,320	58,428,501

Total Liabilities and Partners’ Capital	38,832,374	59,684,539

NET ASSET VALUE PER UNIT
Class A	997.89	1,124.85
Class B	1,020.18	1,144.18
Class C	1,042.96	1,163.83
Class Z	1,090.01	1,204.13

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.

(formerly, Managed Futures Profile MV, L.P.)

STATEMENTS OF INCOME AND EXPENSES

	For the Years Ended December 31,
	2011	2010	2009
	$	$	$
EXPENSES
Ongoing Placement Agent fees	898,319	1,025,096	836,158
General Partner fees	513,357	579,930	476,327
Administrative fees	205,343	231,972	190,531

Total Expenses	1,617,019	1,836,998	1,503,016

NET INVESTMENT LOSS	(1,617,019)	(1,836,998)	(1,503,016)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	2,601,519	1,018,361	777,856
Net change in unrealized appreciation (depreciation) on investments	(6,833,839)	3,770,549	(3,240,848)

Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	(4,232,320)	4,788,910	(2,462,992)

NET INCOME (LOSS)	(5,849,339)	2,951,912	(3,966,008)

NET INCOME (LOSS) ALLOCATION
Class A	(4,201,658)	2,059,666	(2,959,851)
Class B	(631,612)	339,764	(406,275)
Class C	(906,562)	472,300	(548,437)
Class Z	(109,507)	80,182	(51,445)
NET INCOME (LOSS) PER UNIT *
Class A	(126.96)	53.65	(106.64)
Class B	(124.00)	59.99	(101.94)
Class C	(120.87)	66.49	(97.14)
Class Z	(114.12)	80.03	(87.25)

	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
Class A	33,804.274	39,897.958	31,117.233
Class B	5,240.673	5,752.818	4,186.305
Class C	6,781.441	7,381.908	6,755.393
Class Z	950.112	1,002.029	742.006

*	Based on the change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.

(formerly, Managed Futures Profile MV, L.P.)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Years ended December 31, 2011, 2010 and 2009

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital, December 31, 2008	25,973,353	3,746,101	4,711,520	628,332	35,059,306
Subscriptions	27,575,130	4,539,798	6,613,509	654,878	39,383,315
Net Loss	(2,959,851)	(406,275)	(548,437)	(51,445)	(3,966,008)
Redemptions	(7,243,441)	(2,100,215)	(2,081,100)	(118,027)	(11,542,783)

Partners’ Capital, December 31, 2009	43,345,191	5,779,409	8,695,492	1,113,738	58,933,830
Subscriptions	5,450,186	983,828	593,255	25,000	7,052,269
Net Income	2,059,666	339,764	472,300	80,182	2,951,912
Redemptions	(8,716,381)	(794,911)	(998,218)	—	(10,509,510)

Partners’ Capital, December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501
Subscriptions	3,191,344	300,000	400,000	—	3,891,344
Net Loss	(4,201,658)	(631,612)	(906,562)	(109,507)	(5,849,339)
Redemptions	(10,243,543)	(1,796,265)	(6,032,332)	(307,046)	(18,379,186)

Partners’ Capital December 31, 2011	30,884,805	4,180,213	2,223,935	802,367	38,091,320

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

1.	Organization

Meritage Futures Fund L.P. (formerly, Managed Futures Profile MV, L.P.) (“Meritage” or the “Partnership”) is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Partnership and LV Futures Fund L.P. (formerly, Managed Futures Profile LV, L.P.) (collectively, the “Profile Series”), and was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of commodities, domestic and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 6, Financial Instruments of the Trading Companies). The Partnership allocates substantially all of its assets to multiple affiliated Trading Companies (each a “Trading Company” or collectively, the “Trading Companies”), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively, the “Trading Advisors”), each of which, except for GAM International Management Limited (“GAM”) and GLC Ltd. (“GLC”), is registered with the Commodity Futures Trading Commission, and which makes investment decisions for each respective Trading Company. Prior to May 1, 2011, Polaris Futures Fund L.P. was also one of the partnerships in the Profile Series.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

In 2009, Morgan Stanley and Citigroup Inc. (“Citigroup”) combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. LLC (formerly, Morgan Stanley & Co. Incorporated) (“MS&Co.”), including Demeter Management LLC (“Demeter”) and the Smith Barney division of Citigroup Global Markets, Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). As part of that transaction, Ceres Managed Futures LLC (“Ceres” or the “General Partner”) and Demeter were contributed to MSSBH, and each became a wholly-owned subsidiary of MSSBH. Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective December 1, 2010, MSSBH, with the unanimous support of the respective Boards of Directors of Demeter and Ceres, combined the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres. Ceres will continue to be wholly-owned by MSSBH and replaced Demeter as the general partner and trading manager of each Trading Company. MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup. Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company. Effective November 1, 2011, the administrative services previously provided by State Street are provided by Morgan Stanley Smith Barney LLC (“MSSB”).

On August 18, 2011, Ceres notified DKR Fusion Management L.P. (“DKR”) that the Advisory Agreement dated as of April 30, 2007, and any amendments or revisions subsequently made thereto, among Morgan Stanley Smith Barney DKR Fusion I, LLC (“DKR I, LLC”), the General Partners and DKR (the “DKR Advisory Agreement”), pursuant to which DKR traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in futures interests, will be terminated effective August 31, 2011. Consequently, DKR ceased all futures interest trading on behalf of the Trading Company (and, indirectly, the Partnership) effective August 31, 2011.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”) added Altis Partners (Jersey) Limited as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”) added Blenheim Capital Management, L.L.C. as a Trading Advisor to the Partnership.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) added Boronia Capital Pty. Ltd. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in DKR I, LLC added DKR as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”) added Rotella, as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership through its investment in Morgan Stanley Smith Barney AHL I, LLC (“AHL I, LLC”) added Man-AHL (USA) Ltd. as a Trading Advisor to the Partnership.

Effective May 31, 2011, Morgan Stanley & Co. Incorporated changed its name to Morgan Stanley & Co. LLC.

Effective May 18, 2011, Ceres changed the name of Managed Futures Profile MV, L.P. to Meritage Futures Fund L.P. The name change did not have any impact on the operation of the Partnership or its limited partners.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

The financial statements have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of December 31, 2011 and 2010, the Partnership’s cash balances were zero.

Units of limited partnership interest (“Units”) of the Partnership are being offered in four share classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Depending on the aggregate amount invested in the Partnership, limited partners receive either class A, B, C or D Units in the Partnership (each a “Class” and collectively, the “Classes”).

As of December 31, 2011 and 2010, there were no Class D Units outstanding in Meritage. Certain limited partners who are not subject to the ongoing placement agent fee (as described herein) are deemed to hold Class Z Units. Ceres receives Class Z Units with respect to its investment in the Partnership.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement. In

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

addition, Class Z shares are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion. Class Z Unit holders are not subject to paying the placement agent fee (as defined in Note 2, Summary of Significant Accounting Policies).

2.	Summary of Significant Accounting Policies

Use of Estimates — The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from these estimates and the differences could be material.

Revenue Recognition — Net change in appreciation (depreciation) on investments in the Trading Companies is recorded based upon the proportionate share of the Partnership’s aggregate amount of the net performance recorded by each Trading Company.

Valuation of Investments in Affiliated Trading Companies — The Partnership’s investments in affiliated Trading Companies are stated at fair value which is based on (1) the Partnership’s net contribution to the Trading Companies and (2) its allocated share of the undistributed profits and losses, including realized and the net change in unrealized gains/losses of the Trading Company.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Net Income (Loss) per Unit — Net income (loss) per Unit is computed in accordance with the specialized accounting for Investment Companies as illustrated in the Financial Highlights Footnote (Refer to Note 9, Financial Highlights) and is allocated to all partners at the end of each month in proportion to their respective opening capital accounts.

General Partner Fee — The Partnership pays Ceres a monthly administration fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services in operating and managing the Partnership.

Placement Agent Fee — MSSB currently serves as the placement agent (the “Placement Agent”) and may appoint affiliates or third parties as additional Placement Agents. The Partnership pays the Placement Agent an ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

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

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Certain limited partners who are not subject to the ongoing Placement Agent fee (as described herein) are deemed to hold Class Z Units. The Placement Agent pays a portion of the ongoing Placement Agent fee it receives from the Partnership to the MSSB Financial Advisor or Private Wealth Management Investment Representative responsible for selling the Units to the limited partners.

Administrative Fee — The Partnership pays Ceres a monthly fee to cover all administrative operating, offering and organizational expenses. The monthly Partnership administrative fee is equal to 1/12th of 0.40% (0.40% on an annual basis) of the beginning of the month net assets of the Partnership.

Continuing Offering — Units of the Partnership are offered in four Classes, identical in all material respects except for the ongoing Placement Agent fees charged. Units within each Partnership Class were initially offered at $1,000 per Unit. Thereafter, Units are offered on a continuous basis as of the first day of each month (a “Subscription Date”) at the net asset value per Unit for each Class as of the last day of the immediately preceding month. The minimum subscription amount in the Partnership is $25,000, subject to the discretion of Ceres to accept a lower amount. Prior to May 2009, the minimum subscription amount in the Partnership was $50,000. The minimum subscription amount for ERISA/IRA investors is $10,000. Additional subscriptions can be made in

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

increments of $10,000 if a limited partner has already met the minimum subscription amount, subject to the discretion of Ceres to accept a lower amount. The request for the subscriptions must be delivered to the limited partner’s local MSSB Branch Office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m., New York City time, on the third business day before the end of the month.

Redemptions — Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”). The request for redemption must be delivered to a limited partner’s local MSSB Branch Office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m. New York City time, on the third business day before the end of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of $10,000 unless an investor is withdrawing his or her entire investment. Prior to May 2009, the minimum investment in the Partnership was $50,000, and $10,000 for ERISA/IRA investors. Ceres may cause a limited partner to withdraw (in whole or in part) from the Partnership at any time and for any reason. Ceres will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.

Ceres may also, in its sole discretion, permit redemptions by limited partners in any amount at any time. There are no redemption charges. Ceres endeavors to pay all redemptions within 10 business days after the applicable Redemption Date. Ceres may suspend redemptions in certain circumstances.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Exchanges — Limited partners may redeem some or all of their Units in the Partnership on the Redemption Date and use the proceeds to purchase Units in any other commodity pool operated by the General Partner that is accepting subscriptions on the following subscription date; provided the limited partner meets the suitability criteria for the other commodity pool and has redeemed its Units according to the Limited Partnership Agreement. Investors also may redeem their Units in any other commodity pool operated by the General Partner and use the proceeds to purchase Units in the Partnership on the following Subscription Date; provided the potential limited partner meets the suitability criteria for the Partnership and has redeemed its Units in the other commodity pool(s) according to the applicable operating agreement. In order to effect an exchange, the limited partner must send a subscription and exchange agreement and power of attorney to the limited partner’s local MSSB Financial Advisor or Private Wealth Advisor, and that agreement must be forwarded by the MSSB Branch Office in time for it to be received by Ceres no later than 3:00 p.m., New York City time, on the third business day before the end of the month.

Units Outstanding by Share Class — The table below shows the Units outstanding by share Class for the Partnership for the three years in the period ended December 31, 2011.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Share Class	A	B	C	Z
Ending Units
December 31, 2008	22,051.766	3,158.253	3,944.412	518.705
Subscriptions	24,823.274	4,051.158	5,850.012	571.508
Redemptions	(6,410.916)	(1,878.816)	(1,870.276)	(99.432)

Ending Units
December 31, 2009	40,464.124	5,330.595	7,924.148	990.781
Subscriptions	5,111.285	907.517	528.629	21.496
Redemptions	(8,113.796)	(724.917)	(923.490)	—

Ending Units
December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277
Subscriptions	2,897.076	264.024	352.690	—
Redemptions	(9,408.560)	(1,679.689)	(5,749.642)	(276.171)

Ending Units
December 31, 2011	30,950.129	4,097.530	2,132.335	736.106

Distributions — Distributions, other than redemptions of Units, are made on a pro rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Partnership’s profits.

Income Taxes — No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Partnership has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2011 and 2010. If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. No income tax returns are currently under examination.

Dissolution of the Partnership — The Partnership may be terminated upon any of the circumstances first to occur: (i) receipt by Ceres of a notice setting forth an election to terminate and dissolve the Partnership by limited partners holding not less than a Majority of Units (as defined in the Limited Partnership Agreement), with or without cause, (ii) the withdrawal, insolvency, bankruptcy, dissolution, or liquidation of Ceres, (iii) the occurrence of an event which shall make it unlawful for the existence of the Partnership to be continued, or (iv) a determination by Ceres upon 60 days notice to the limited partners to terminate the Partnership.

Other Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

3.	Trading Companies

Investments in Affiliated Trading Companies — The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the Partnership’s pro rata share of each Trading Company’s net asset value. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

The non-clearing commodity broker for the Trading Companies is MSSB. The clearing commodity brokers for the Trading Companies, except for Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), are MS&Co. and Morgan Stanley & Co. International plc (“MSIP”). Collectively, MS&Co. and MSIP are referred to as the “Commodity Brokers”. MSIP serves as the commodity broker for trades on the London Metal Exchange. MS&Co. acts as the counterparty on all trading of foreign currency forward contracts for all the Trading Companies except for Kaiser I, LLC. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts for all the Trading Companies except for Kaiser I, LLC. MS&Co. and its affiliates act as custodians of the Trading Companies’ assets. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Effective January 2, 2008, Kaiser I, LLC commenced using Newedge USA, LLC (“Newedge”) as its primary clearing commodity broker and MS&Co. as its non-clearing commodity broker with respect to the assets traded by Kaiser I, LLC on behalf of the Partnership by Kaiser Trading Group Pty. Ltd., the Trading Advisor for Kaiser I, LLC. Newedge also acts as the counterparty on all trading of foreign currency forward contracts, including options on such contracts. Kaiser I, LLC continues to maintain an account with MSSB, where Kaiser I, LLC’s excess cash assets are held, and Kaiser I, LLC maintains separate clearing accounts with Newedge where Kaiser I, LLC’s futures, options, and foreign currency forward positions and margin funds related thereto are held.

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

The following tables summarize the Partnership’s investments in affiliated Trading Companies as of December 31, 2011 and 2010. Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (Refer to Note 5, Trading Advisors to the Trading Companies) for further information.

December 31, 2011

Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
BHM I, LLC	17.5	6,647,622	(1,870,693)	97,026	—	16,980
TT II, LLC	13.7	5,217,002	(909,824)	151,401	—	27,928
Kaiser I, LLC	10.3	3,908,801	(461,910)	158,018	—	27,653
Altis I, LLC	9.4	3,560,183	(589,278)	33,029	205	9,248
Aspect I, LLC	9.0	3,427,420	201,562	131,920	71,914	23,086
WNT I, LLC	8.7	3,312,019	313,469	130,431	90,282	22,825
AHL I, LLC	8.4	3,189,624	(137,187)	43,201	22,510	7,560
Boronia I, LLC	6.6	2,527,987	(236,081)	35,381	15,912	6,192
Augustus I, LLC	5.0	1,889,959	(263,376)	47,516	—	11,087
Rotella I, LLC	4.9	1,878,764	(51,861)	15,240	9,888	4,518
Chesapeake I, LLC	4.8	1,815,339	(134,774)	64,985	119,560	11,372
GLC I, LLC	3.8	1,457,654	(108,943)	41,267	—	9,629
DKR I, LLC	—	—	16,574	5,626	4,552	1,125

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

December 31, 2010

Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
TT II, LLC	20.2	11,800,671	1,931,179	206,323	152,598	36,106
WNT I, LLC	18.5	10,780,859	1,257,277	212,443	190,591	37,178
Kaiser I, LLC	18.0	10,489,485	463,457	210,948	136	36,916
Aspect I, LLC	17.7	10,343,798	1,428,088	203,717	147,516	35,650
Chesapeake I, LLC	9.5	5,536,117	47,960	141,248	145,678	24,718
GLC I, LLC	8.0	4,661,993	(428,774)	67,844	84	15,830
Augustus I, LLC	8.0	4,661,993	89,723	68,746	45,317	16,041

The strategy for each Trading Company is disclosed in Note 5, Trading Advisors to the Trading Companies.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis. As of December 31, 2011 and 2010, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Valuation — Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Income and Expenses. The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

the last business day of the reporting period. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Revenue Recognition — MSSB pays each Trading Company at each month end, except Kaiser I, LLC, interest income on 100% of its average daily funds held at MSSB. Assets deposited with MS&Co. and MSIP as margin are credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pay or charge other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. and MSIP are credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, net assets do not include monies owed to each Trading Company on Futures Interests. MSSB and MS&Co. will retain any excess interest not paid to each Trading Company.

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

Fair Value of Financial Instruments — The fair value of each Trading Company’s assets and liabilities that qualify as financial instruments under the FASB ASC guidance relating to Financial Instruments approximates the carrying amount presented in the Trading Company’s Statements of Financial Condition.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Foreign Currency Translation — The Trading Companies’ functional currency is the U.S. dollar; however, the Trading Companies may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in net change in unrealized appreciation (depreciation) on investments in the Statements of Income and Expenses.

Brokerage, Clearing and Transaction Fees — Each Trading Company accrues and pays brokerage, clearing and transaction fees to MS&Co. (to Newedge in the case of Kaiser I, LLC). Brokerage fees and transaction costs are paid as they are incurred on a half-turn basis at 100% of the rates MS&Co. (Newedge in the case of Kaiser I, LLC) charges retail commodity customers and parties that are not clearinghouse members. In addition, the Trading Companies pay transactional and clearing fees as they are incurred.

Trading Company Administrative Fee — Each Trading Company pays Ceres a monthly fee to cover all administrative and operating expenses (the “Trading Company Administrative Fee”). The monthly Trading Company Administrative Fee is equal to 1/12th of 0.35% (a 0.35% annual rate) of the beginning of the month net asset of each Trading Company.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

4.	Related Party Transactions

The Partnership pays monthly administrative fees and General Partner fees to Ceres as described in Note 2, Summary of Significant Accounting Policies. The Partnership pays monthly Placement Agent fees to MSSB as described in Note 2, Summary of Significant Accounting Policies.

The cash held by each Trading Company is on deposit with MSSB, MS&Co., and MSIP in futures interest trading accounts to meet margin requirements as needed. MSSB pays each Trading Company (except for Kaiser I, LLC) interest income at each month end as described in Note 3, Trading Companies. Each Trading Company (except for Kaiser I, LLC) pays MS&Co. brokerage fees and transactions fees as described in Note 3, Trading Companies. Each Trading Company pays Ceres a monthly Trading Company Administrative Fee as described in Note 3, Trading Companies.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

5.	Trading Advisors to the Trading Companies

Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies. The Trading Advisors and their strategies for each Trading Company as of December 31, 2011 are as follows:

Trading Company	Trading Advisor	Strategy
AHL I, LLC	Man-AHL (USA) Ltd.	AHL Diversified Program

Altis I, LLC	Altis Partners (Jersey) Limited	Global Futures Program

Aspect I, LLC	Aspect Capital Limited	Aspect Diversified Program

Augustus I, LLC	GAM International Management Limited	Global Rates Program – Futures/FX Only

BHM I, LLC	Blenheim Capital Management, L.L.C.	Global Markets Strategy Program (Futures/FX)

Boronia I, LLC	Boronia Capital Pty. Ltd.	Boronia Diversified Program

Chesapeake I, LLC	Chesapeake Capital Corporation	Diversified Trading Program

GLC I, LLC	GLC Ltd.	Global Macro Program

Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.	Global Diversified Trading Program

Rotella I, LLC	Rotella Capital Management, Inc.	Polaris Program

TT II, LLC	Transtrend B.V.	Enhanced Risk Profile (USD) of Diversified Trend Program

WNT I, LLC	Winton Capital Management Limited	Diversified Trading Program

Compensation to the Trading Advisors by the Trading Companies consists of a management fee and an incentive fee as follows:

Management Fee — Each Trading Company pays its Trading Advisor a monthly management fee based on a percentage of net assets as described in the advisory agreement among each Trading Company, Ceres, and each Trading Advisor.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Incentive Fee — Each Trading Company pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Company. Such fee is accrued on a monthly basis.

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

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

The Trading Companies’ contracts are accounted for on a trade-date basis. A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The rapid fluctuations in the market prices of Futures Interests in which the Trading Companies invest make an investment of the Partnership volatile. If a Trading Advisor incorrectly predicts the direction of prices in the Futures Interests in which it invests, large losses may occur.

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

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 — unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 — inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, and credit risk); and Level 3 — unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011	$	$	$	$
Investment in BHM I, LLC	—	6,647,622	—	6,647,622
Investment in TT II, LLC	—	5,217,002	—	5,217,002
Investment in Kaiser I, LLC	—	3,908,801	—	3,908,801
Investment in Altis I, LLC	—	3,560,183	—	3,560,183
Investment in Aspect I, LLC	—	3,427,420	—	3,427,420
Investment in WNT I, LLC	—	3,312,019	—	3,312,019
Investment in AHL I, LLC	—	3,189,624	—	3,189,624
Investment in Boronia I, LLC	—	2,527,987	—	2,527,987
Investment in Augustus I, LLC	—	1,889,959	—	1,889,959
Investment in Rotella I, LLC	—	1,878,764	—	1,878,764
Investment in Chesapeake I, LLC	—	1,815,339	—	1,815,339
Investment in GLC I, LLC	—	1,457,654	—	1,457,654

December 31, 2010
Investment in TT II, LLC	—	11,800,671	—	11,800,671
Investment in WNT I, LLC	—	10,780,859	—	10,780,859
Investment in Kaiser I, LLC	—	10,489,485	—	10,489,485
Investment in Aspect I, LLC	—	10,343,798	—	10,343,798
Investment in Chesapeake I, LLC	—	5,536,117	—	5,536,117
Investment in GLC I, LLC	—	4,661,993	—	4,661,993
Investment in Augustus I, LLC	—	4,661,993	—	4,661,993

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

At December 31, 2011, the Partnership’s investment in the Trading Companies represented approximately: Augustus I, LLC 4.90%; GLC I, LLC 3.75%; Aspect I, LLC 8.80%; Kaiser I, LLC 10.10%; TT II, LLC 13.45%; WNT I, LLC 8.50%; BHM I, LLC 17.10%; Altis I, LLC 9.15%; AHL I, LLC 8.20%; Boronia I, LLC 6.50%; Rotella I, LLC 4.85%; and Chesapeake I, LLC 4.70% of the total investments of the Partnership, respectively.

At December 31, 2010, the Partnership’s investment in the Trading Companies represented approximately: Augustus I, LLC 8.00%; GLC I, LLC 8.00%; Aspect I, LLC 17.75%; Kaiser I, LLC 18.00%; TT II, LLC 20.25%; WNT I, LLC 18.50%; and Chesapeake I, LLC 9.50% of the total investments of the Partnership, respectively.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

9.	Financial Highlights

	Class A	Class B	Class C	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2011:	$1,124.85	$1,144.18	$1,163.83	$1,204.13

NET OPERATING RESULTS:
Net investment loss	(36.91)	(32.21)	(27.25)	(16.43)
Net realized/unrealized loss	(90.05)	(91.79)	(93.62)	(97.69)

Net loss	(126.96)	(124.00)	(120.87)	(114.12)

NET ASSET VALUE, DECEMBER 31, 2011:	$997.89	$1,020.18	$1,042.96	$1,090.01

RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.40%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	1.40%
TOTAL RETURN:	-11.29%	-10.84%	-10.39%	-9.48%
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2010:	$1,071.20	$1,084.19	$1,097.34	$1,124.10

NET OPERATING RESULTS:
Net investment loss	(36.25)	(31.36)	(26.34)	(15.81)
Net realized/unrealized gain	89.90	91.35	92.83	95.84

Net income	53.65	59.99	66.49	80.03

NET ASSET VALUE, DECEMBER 31, 2010:	$1,124.85	$1,144.18	$1,163.83	$1,204.13

RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.40%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	1.40%
TOTAL RETURN:	5.01%	5.53%	6.06%	7.12%
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2009:	$1,177.84	$1,186.13	$1,194.48	$1,211.35

NET OPERATING RESULTS:
Net investment loss	(37.69)	(32.49)	(26.99)	(16.10)
Net realized/unrealized loss	(68.95)	(69.45)	(70.15)	(71.15)

Net loss	(106.64)	(101.94)	(97.14)	(87.25)

NET ASSET VALUE, DECEMBER 31, 2009:	$1,071.20	$1,084.19	$1,097.34	$1,124.10

RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.39%	-2.90%	-2.39%	-1.40%
Partnership expenses (1)	3.39%	2.90%	2.39%	1.40%
TOTAL RETURN:	-9.05%	-8.59%	-8.13%	-7.20%

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

RATIOS TO AVERAGE NET ASSETS FOR TRADING COMPANIES AS OF DECEMBER 31, 2011:

Interest Income	-0.06%
Trading Company Administrative Fees	-0.35%
Management Fees	-1.86%
Incentive Fees	-0.65%

(1)	Does not include the expenses of the Trading Companies in which the Partnership invests.

10.	Subsequent Events

Management performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements other than disclosed below.

Effective January 4, 2012, Kaiser I, LLC uses MS&Co. as its clearing commodity broker.

As of February 29, 2012, Class B and Class C Units are no longer offered to new investors.

Meritage Futures Fund L.P.

(formerly, Managed Futures Profile MV, L.P.)

Notes to Financial Statements

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results	Net Loss
2011
March 31	$355,659	$(90,351)
June 30	(2,394,086)	(2,824,319)
September 30	(954,174)	(1,350,289)
December 31	(1,239,719)	(1,584,380)

Total	$(4,232,320)	$(5,849,339)

	Net Income/(Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$(2.24)	$(0.85)	$0.59	$3.63
June 30	(59.16)	(58.87)	(58.55)	(57.81)
September 30	(30.53)	(29.80)	(29.03)	(27.36)
December 31	(35.03)	(34.48)	(33.88)	(32.58)

Total	$(126.96)	$(124.00)	$(120.87)	$(114.12)

Quarter Ended	Total Trading Results	Net Income/(Loss)
2010
March 31	$1,584,752	$1,121,477
June 30	(1,894,679)	(2,369,794)
September 30	2,092,864	1,645,366
December 31	3,005,973	2,554,863

Total	$4,788,910	$2,951,912

	Net Income/(Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$18.52	$20.12	$21.75	$25.13
June 30	(43.47)	(42.70)	(41.91)	(40.24)
September 30	30.39	32.18	34.03	37.87
December 31	48.21	50.39	52.62	57.27

Total	$53.65	$59.99	$66.49	$80.03

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, at the time this annual report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated

Framework. Ceres has concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership as a non-accelerated filer, to provide only management’s report in this annual report.

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

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer, Principal Accounting Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the

Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating

Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group.

From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of

Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co.

From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2011, were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley or MSSB and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley. com/individual/ ourcommitment/ codeofconduct.html.

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11. EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays Ceres a monthly administration fee equal to 1/12th of 1.0% (a 1.0% annual rate) of the net asset value of each Class of Units as the beginning of each month.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners — At December 31, 2011, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b) Security Ownership of Management — At December 31, 2011, the officers and directors of Ceres did not own any Units.

(c) Changes in Control — None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a description of the relationships between Ceres, Commodity Brokers, counterparties, and Trading Advisors refer to Note 3 - “Trading Companies” of “Notes to Financial Statements” and Note 4 — “Related Party Transactions” of “Notes to Financial Statements” in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS&Co. on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are included in Item 8 of this Form 10-K.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $310,105 for the year ended December 31, 2011, and $178,163 for the year ended December 31, 2010.

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay D&T any amounts in 2011 and 2010 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:

-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2011 and December 31, 2010.

-	Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

-	Notes to Financial Statements.

Additionally, financial statements of the Trading Companies required by Regulation S-X are filed as Exhibit 99.1 to this Form 10-K.

2.	Listing of Financial Statement Schedules

None.

3.	Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-4.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITAGE FUTURES FUND L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 30, 2012	By:	/s/ Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/ Walter Davis	March 30, 2012
Walter Davis, President, Director

	/s/ Brian Centner	March 30, 2012
Brian Centner, Chief Financial Officer, Principal Accounting Officer

	/s/ Ian Bernstein	March 30, 2012
Ian Bernstein, Director

	/s/ Alper Daglioglu	March 30, 2012
Alper Daglioglu, Director

	/s/ Patrick T. Egan	March 30, 2012
Patrick T. Egan, Director

	/s/ Harry Handler	March 30, 2012
Harry Handler, Director

	/s/ Douglas J. Ketterer	March 30, 2012
Douglas J. Ketterer, Director

	/s/ Colbert Narcisse	March 30, 2012
Colbert Narcisse, Director

EXHIBIT INDEX

ITEM

1.1!	Placement Agent Agreement dated June 1, 2007 by and among Morgan Stanley Managed Futures L.V., L.P., Morgan Stanley Managed Futures MV, L.P., Morgan Stanley Managed Futures HV, L.P., the General Partner and Morgan Stanley & Co. Incorporated.

3.1!	Certificate of Limited Partnership of the Registrant, dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4	Third Amended and Restated Limited Partnership Agreement of the Registrant, dated as of December 1, 2010.

3.5	Fourth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of June 1, 2011.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2*!	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.3*!	Advisory Agreement among Morgan Stanley Managed Futures Chesapeake I, LLC, Demeter Management Corporation and Chesapeake Capital Corporation dated April 30, 2007.

10.4*!	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.5*!	Advisory Agreement among Morgan Stanley Managed Futures Transtrend II, LLC, the General Partner and Transtrend B.V., dated April 30, 2007.

10.6*!	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, the General Partner and Winton Capital Management Limited, dated April 30, 2007.

10.7*++	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd., dated May 4, 2011.

10.8*++	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, Demeter Management Corporation and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.9*++	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures BHM I, LLC, Demeter Management LLC and Blenheim Capital Management, L.L.C., dated May 15, 2007.

10.10*++	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Boronia Capital Pty. Ltd, dated April 1, 2008.

10.11*++	Advisory Agreement among Morgan Stanley Managed Futures DKR I, LLC, Demeter Management Corporation and DKR Fusion Management L.P., dated April 30, 2007.

10.12*++	Advisory Agreement among MSSB Managed Futures Rotella I, LLC, Demeter Management LLC, Demeter Management LLC and Rotella Capital Management, Inc., dated July 1, 2009.

10.13!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.14!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.15!	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

10.16!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.17!	Escrow Agreement by and among The Bank of New York, the General Partner and the entities listed on Annex A thereto, dated July 25, 2007.

10.18!	Commodity Futures Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated July 23, 2007.

10.19!	Rider to Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.20!	Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.21!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.22!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.23*‡	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, the General Partner and Augustus Asset Managers Limited, dated September 28, 2009.

10.24*‡	Advisory Agreement among Morgan Stanley Smith Barney GLC I, LLC, the General Partner and GLC Ltd., dated October 1, 2009.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Morgan Stanley Smith Barney BHM I, LLC Financial Statements.

101.INS^ XBRL Instance Document

101.SCH^ XBRL Taxonomy Extension Schema

101.CAL^ XBRL Taxonomy Extension Calculation Linkbase

101.DEF^ XBRL Taxonomy Extension Definition Linkbase

101.LAB^ XBRL Taxonomy Extension Label Linkbase

101.PRE^ XBRL Taxonomy Extension Presentation Linkbase

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.
!!	Incorporated herein by reference from the Registrant’s Form 10/A filed on October 2, 2008.
+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 5, 2009.
†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.
‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 16, 2009.
++	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.
*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.
^	Submitted electronically herewith.

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

E-4