Form 10-Q
period 2012-09-30
Meritage Futures Fund L.P.
filed 2012-11-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	4

	Notes to Financial Statements	5-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-55

Item 4.	Controls and Procedures	55-56

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57-60

Item 1A.	Risk Factors	60-61

Item 2.	Unregistered Sales of Securities and Use of Proceeds	61-62

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63-64

Item 6.	Exhibits	64

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	5,820,541	6,647,622
Investment in TT II, LLC	5,495,575	5,217,002
Investment in Altis I, LLC	3,281,771	3,560,183
Investment in AHL I, LLC	3,177,139	3,189,624
Investment in WNT I, LLC	3,085,498	3,312,019
Investment in Aspect I, LLC	2,706,593	3,427,420
Investment in Chesapeake I, LLC	1,928,864	1,815,339
Investment in Rotella I, LLC	1,837,807	1,878,764
Investment in Boronia I, LLC	1,591,153	2,527,987
Investment in Kaiser I, LLC	1,537,936	3,908,801
Investment in GLC I, LLC	1,312,179	1,457,654
Investment in Augustus I, LLC	1,169,622	1,889,959

Total Investments in Affiliated Trading Companies, at fair value (cost $35,390,615 and $40,932,395 respectively)	32,944,678	38,832,374

Total Assets	32,944,678	38,832,374

LIABILITIES

Redemptions payable	792,991	741,054

Total Liabilities	792,991	741,054

PARTNERS’ CAPITAL
Class A (27,119.490 and 30,950.129 Units, respectively)	25,781,917	30,884,805
Class B (3,708.793 and 4,097.530 Units, respectively)	3,618,245	4,180,213
Class C (2,132.335 and 2,132.335 Units, respectively)	2,134,752	2,223,935
Class Z (585.054 and 736.106 Units, respectively)	616,773	802,367

Total Partners’ Capital	32,151,687	38,091,320

Total Liabilities and Partners’ Capital	32,944,678	38,832,374

NET ASSET VALUE PER UNIT
Class A	950.68	997.89
Class B	975.59	1,020.18
Class C	1,001.13	1,042.96
Class Z	1,054.22	1,090.01

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	159,868	219,828	505,890	705,621
General Partner fees	86,664	125,919	273,767	404,812
Administrative fees	34,666	50,368	109,507	161,925

Total Expenses	281,198	396,115	889,164	1,272,358

NET INVESTMENT LOSS	(281,198)	(396,115)	(889,164)	(1,272,358)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Realized	(203,959)	65,220	(382,336)	2,973,975
Net change in unrealized appreciation (depreciation) on investments	334,309	(1,019,394)	(345,916)	(5,966,576)

Total Realized/Net Change in Unrealized
Appreciation (Depreciation) on Investments	130,350	(954,174)	(728,252)	(2,992,601)

NET LOSS	(150,848)	(1,350,289)	(1,617,416)	(4,264,959)

NET LOSS ALLOCATION
Class A	(123,333)	(979,972)	(1,356,812)	(3,065,822)
Class B	(19,096)	(130,378)	(149,826)	(473,296)
Class C	(8,069)	(214,315)	(89,183)	(648,539)
Class Z	(350)	(25,624)	(21,595)	(77,302)

NET LOSS PER UNIT *
Class A	(5.99)	(30.53)	(47.21)	(91.93)
Class B	(4.91)	(29.80)	(44.59)	(89.52)
Class C	(3.79)	(29.03)	(41.83)	(86.99)
Class Z	(1.34)	(27.36)	(35.79)	(81.54)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	28,784.527	33,315.317	30,057.318	34,385.843
Class B	3,885.275	5,122.114	3,771.264	5,526.470
Class C	2,132.335	6,920.293	2,132.335	7,300.516
Class Z	589.452	957.698	656.142	973.816

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2011	30,884,805	4,180,213	2,223,935	802,367	38,091,320

Subscriptions	3,675,748	753,048	–	–	4,428,796

Net Loss	(1,356,812)	(149,826)	(89,183)	(21,595)	(1,617,416)

Redemptions	(7,421,824)	(1,165,190)	–	(163,999)	(8,751,013)

Partners’ Capital,
September 30, 2012	25,781,917	3,618,245	2,134,752	616,773	32,151,687

Partners’ Capital,
December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501

Subscriptions	2,891,344	300,000	400,000	–	3,591,344

Net Loss	(3,065,822)	(473,296)	(648,539)	(77,302)	(4,264,959)

Redemptions	(8,562,543)	(1,343,931)	(934,238)	(72,029)	(10,912,741)

Partners’ Capital,
September 30, 2011	33,401,641	4,790,863	7,580,052	1,069,589	46,842,145

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2011	30,950.129	4,097.530	2,132.335	736.106	37,916.100

Subscriptions	3,695.279	759.136	–	–	4,454.415

Redemptions	(7,525.918)	(1,147.873)	–	(151.052)	(8,824.843)

Ending Units,
September 30, 2012	27,119.490	3,708.793	2,132.335	585.054	33,545.672

Beginning Units,
December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277	51,516.372

Subscriptions	2,598.178	264.024	352.690	–	3,214.892

Redemptions	(7,722.846)	(1,234.662)	(842.843)	(59.496)	(9,859.847)

Ending Units,
September 30, 2011	32,336.945	4,542.557	7,039.134	952.781	44,871.417

The accompanying notes are an integral part of these financial statements.

 MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”). Morgan Stanley Smith Barney LLC serves as the placement agent to the Partnership.  As of September 26, 2012,  Morgan Stanley Smith Barney LLC, is doing business as Morgan Stanley Wealth Management.  Morgan Stanley & Co. LLC (“MS&Co.”)  acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP, are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2012, are as follows:

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

Ceres Managed Futures LLC (“Ceres”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Prior to February 29, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Effective February 29, 2012, Class B and Class C Units are no longer being offered to new investors.  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.  As of September 30, 2012 and December 31, 2011, there were no Class D Units outstanding.

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

2.  Related Party Transactions
The cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley. MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  For purposes of these interest payments, daily funds do not include monies owed to each Trading Company on or with respect to futures, forwards, or options contracts that have not been

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

received.  MS&Co. and Ceres will retain any interest earned in excess of the interest paid to the Trading Companies.   Currently, the Trading Companies’ remaining excess cash is invested by MS&Co. in permitted investments.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to Morgan Stanley Wealth Management ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partners’ Units as of the beginning of each month.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and nine months ended September 30, 2012 and 2011 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2012:	$ 956.67	$ 980.50	$ 1,004.92	$ 1,055.56

NET OPERATING RESULTS:
Net investment loss	(8.26)	(7.23)	(6.13)	(3.76)
Net realized/unrealized gain	2.27	2.32	2.34	2.42
Net loss	(5.99)	(4.91)	(3.79)	(1.34)

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 950.68	$ 975.59	$ 1,001.13	$ 1,054.22
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.38%	-2.88%	-2.39%	-1.39%
Partnership expenses (1) (2)	3.38%	2.88%	2.39%	1.39%

TOTAL RETURN:	-0.63%	-0.50%	-0.38%	-0.13%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 997.89	$ 1,020.18	$ 1,042.96	$ 1,090.01

NET OPERATING RESULTS:
Net investment loss	(25.24)	(22.02)	(18.68)	(11.44)
Net realized/unrealized loss	(21.97)	(22.57)	(23.15)	(24.35)
Net loss	(47.21)	(44.59)	(41.83)	(35.79)

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 950.68	$ 975.59	$ 1,001.13	$ 1,054.22
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.90%	-2.40%	-1.40%
Partnership expenses (1) (2)	3.41%	2.90%	2.40%	1.40%

TOTAL RETURN:	-4.73%	-4.37%	-4.01%	-3.28%

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2011:	$ 1,063.45	$ 1,084.46	$ 1,105.87	$ 1,149.95

NET OPERATING RESULTS:
Net investment loss	(9.15)	(7.96)	(6.73)	(4.08)
Net realized/unrealized loss	(21.38)	(21.84)	(22.30)	(23.28)
Net loss	(30.53)	(29.80)	(29.03)	(27.36)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 1,032.92	$ 1,054.66	$ 1,076.84	$ 1,122.59
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.87%	-2.38%	-1.39%
Partnership expenses (1) (2)	3.37%	2.87%	2.38%	1.39%

TOTAL RETURN:	-2.87%	-2.75%	-2.63%	-2.38%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,124.85	$ 1,144.18	$ 1,163.83	$ 1,204.13

NET OPERATING RESULTS:
Net investment loss	(28.29)	(24.61)	(20.74)	(12.55)
Net realized/unrealized loss	(63.64)	(64.91)	(66.25)	(68.99)
Net loss	(91.93)	(89.52)	(86.99)	(81.54)

NET ASSET VALUE,
SEPTEMBER 30, 2011:	$ 1,032.92	$ 1,054.66	$ 1,076.84	$ 1,122.59
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	-8.17%	-7.82%	-7.47%	-6.77%

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ account with the counterparty.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	5,820,541	–	5,820,541
Investment in TT II, LLC	–	5,495,575	–	5,495,575
Investment in Altis I, LLC	–	3,281,771	–	3,281,771
Investment in AHL I, LLC	–	3,177,139	–	3,177,139
Investment in WNT I, LLC	–	3,085,498	–	3,085,498
Investment in Aspect I, LLC	–	2,706,593	–	2,706,593
Investment in Chesapeake I, LLC	–	1,928,864	–	1,928,864
Investment in Rotella I, LLC	–	1,837,807	–	1,837,807
Investment in Boronia I, LLC	–	1,591,153	–	1,591,153
Investment in Kaiser I, LLC	–	1,537,936	–	1,537,936
Investment in GLC I, LLC	–	1,312,179	–	1,312,179
Investment in Augustus I, LLC	–	1,169,622	–	1,169,622

December 31, 2011
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	6,647,622	–	6,647,622
Investment in TT II, LLC	–	5,217,002	–	5,217,002
Investment in Kaiser I, LLC	–	3,908,801	–	3,908,801
Investment in Altis I, LLC	–	3,560,183	–	3,560,183
Investment in Aspect I, LLC	–	3,427,420	–	3,427,420
Investment in WNT I, LLC	–	3,312,019	–	3,312,019
Investment in AHL I, LLC	–	3,189,624	–	3,189,624
Investment in Boronia I, LLC	–	2,527,987	–	2,527,987
Investment in Augustus I, LLC	–	1,889,959	–	1,889,959
Investment in Rotella I, LLC	–	1,878,764	–	1,878,764
Investment in Chesapeake I, LLC	–	1,815,339	–	1,815,339
Investment in GLC I, LLC	–	1,457,654	–	1,457,654

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At September 30, 2012, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 17.65%; TT II, LLC 16.70%; Altis I, LLC 9.95%; AHL I, LLC 9.65%; WNT I, LLC 9.35%; Aspect I, LLC 8.20%; Kaiser I, LLC 4.65%; Chesapeake I, LLC 5.85%; Rotella I, LLC 5.60%; Boronia I, LLC 4.85%; GLC I, LLC 4.00%; and Augustus I, LLC 3.55% of the  total investments of the Partnership, respectively.

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

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2012 and 2011, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months	Investment	Net	Total Trading	Net
Ended September 30, 2012	Income (Loss)	Investment Loss	Results	Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,923,755)	19,756,649	17,832,894
AHL I, LLC	–	(226,584)	618,035	391,451
Aspect I, LLC	–	(151,270)	(934,157)	(1,085,427)
Chesapeake I, LLC	–	(84,094)	(230,361)	(314,455)
Rotella I, LLC	–	(31,867)	309,891	278,024
TT II, LLC	–	(3,021,720)	(6,472,573)	(9,494,293)
WNT I, LLC	–	(57,816)	243,174	185,358

For the Nine Months	Investment	Net	Total Trading
Ended September 30, 2012	Income	Investment Loss	Results	Net Loss
	$	$	$	$
Chesapeake I, LLC	622	(247,592)	(1,909,394)	(2,156,986)

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
Aspect I, LLC	(308)	(964,425)	5,259,405	4,294,980
BHM I, LLC	(19,396)	(2,147,827)	(59,690,597)	(61,838,424)
Chesapeake I, LLC	(1,850)	(67,139)	(1,384,433)	(1,451,572)

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(27,873)	(5,078,434)	(84,720,205)	(89,798,639)
TT II, LLC	(8,086)	(3,661,569)	(28,176,397)	(31,837,966)

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 31.2%; Currency 20.3%; Equity 16.4%; and Commodity 32.1%.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of September 30, 2012 and June 30, 2012, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2012	Allocation as of 6/30/2012

AHL I, LLC	9.65%	9.65%
Altis I, LLC	9.95%	10.10%
Aspect I, LLC	8.20%	8.10%
Augustus I, LLC	3.55%	3.70%
BHM I, LLC	17.65%	17.90%
Boronia I, LLC	4.85%	4.65%
Chesapeake I, LLC	5.85%	5.55%
GLC I, LLC	4.00%	4.15%
Kaiser I, LLC	4.65%	4.35%
Rotella I, LLC	5.60%	5.40%
TT II, LLC	16.70%	16.75%
WNT I, LLC	9.35%	9.70%

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total realized/net change in unrealized appreciation on investments of $130,350 and expenses totaling $281,198, resulting in a net loss of $150,848 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/12	NAV at 6/30/12

A	$950.68	$956.67
B	$975.59	$980.50
C	$1,001.13	$1,004.92
Z	$1,054.22	$1,055.56

The most significant trading losses were incurred within the energy markets during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Additional energy losses were experienced during September from short positions in natural gas futures as prices moved higher on concern U.S. government data may show a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac. The Partnership’s losses during the quarter were offset by gains achieved within the global interest rate sector recorded during July from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery is slowing. Within the global stock index markets, gains were recorded during August and September from long positions in U.S. equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the agricultural complex, gains were experienced during July and August from long futures positions in the soybean complex and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were also achieved within the metals markets during August and September from long positions in palladium and platinum futures as prices climbed higher amid concern continued labor-related violence at mines in South Africa will curb supplies. Within the currency markets, gains were recorded during July from short positions in the euro versus the U.S. dollar, Australian dollar, and Canadian dollar as the value of the euro declined against most of its currency counterparts after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(728,252) and expenses totaling $889,164, resulting in a net loss of $1,617,416 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/12	NAV at 12/31/11

A	$950.68	$997.89
B	$975.59	$1,020.18
C	$1,001.13	$1,042.96
Z	$1,054.22	$1,090.01

The most significant trading losses were incurred within the currency markets during March from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Additional currency losses were recorded during August from short positions in the euro versus the U.S. dollar and Australian dollar as the value of the euro advanced against these currencies after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. Within the metals markets, losses were experienced during March from long positions in palladium and aluminum futures as prices moved lower on speculation of reduced demand from China. Elsewhere, losses were incurred within the agricultural complex during June from short positions in corn futures as prices rose after inventories dropped. Additional agricultural losses were experienced during September from long futures positions in the soybean complex as prices fell on speculation that favorable weather in August limited crop damage caused by the severe drought in June and July in the U.S. Within the energy sector, losses were incurred during April and May from long futures positions in crude oil and its related products as prices declined on signs that manufacturing is slowing in China and Europe. During September, short positions in natural gas futures resulted in losses as prices moved higher on concern U.S. government data may show a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac. Lastly, losses were recorded within the global stock index sector during April and May from long positions in European and U.S. equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government. Additional gains were achieved during July from long positions in European and U.S. fixed income futures as prices moved higher on concern the global economic recovery is slowing.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of September 30, 2012, Aspect I, LLC’s total capitalization was $33,463,279.  The Partnership owned approximately 8% of Aspect I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,496,188	7.46%

Interest Rate	955,003	2.85%

Equity	1,081,388	3.23%

Commodity	1,222,178	3.65%

Total	$5,754,757	17.19%

                                              Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,496,294	836,587	1,719,573
Interest Rate	1,421,736	852,678	1,251,321
Equity	1,120,929	358,290	699,328
Commodity	1,610,274	1,222,178	1,403,693
* Average of month-end VaR

As of September 30, 2012, Augustus I, LLC’s total capitalization was $9,507,214.  The Partnership owned approximately 12% of Augustus I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$459,133	4.83%

Interest Rate	52,569	0.55%

Total	$511,702	5.38%

                                                 Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,106,536	400,980	464,674
Interest Rate	222,112	7,548	109,274
* Average of month-end VaR

As of September 30, 2012, Chesapeake I, LLC’s total capitalization was $12,307,757.  The Partnership owned approximately 16% of Chesapeake I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$378,299	3.07%

Interest Rate	362,916	2.95%

Equity	684,009	5.56%

Commodity	1,049,986	8.53%

Total	$2,475,210	20.11%

                                                                     Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	396,138	318,521	375,138
Interest Rate	371,405	315,460	337,367
Equity	705,338	312,806	428,486
Commodity	1,106,623	963,122	1,040,558
* Average of month-end VaR

As of September 30, 2012, GLC I, LLC’s total capitalization was $9,019,966.  The Partnership owned approximately 15% of GLC I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$617,466	6.85%

Interest Rate	124,542	1.38%

Equity	61,600	0.68%

Total	$803,608	8.91%

                                                                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	813,094	263,259	552,925
Interest Rate	135,214	–	63,766
Equity	74,350	–	41,367

* Average of month-end VaR

As of September 30, 2012, Kaiser I, LLC’s total capitalization was $9,004,577.  The Partnership owned approximately 17% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Interest Rate	$42,279	0.47%

Equity	196,297	2.18%

Commodity	45,175	0.50%

Total	$283,751	3.15%

                                      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	128,795	–	258
Interest Rate	256,665	10,754	80,937
Equity	345,795	9,750	137,102
Commodity	81,811	5,610	33,271
* Average of month-end VaR

As of September 30, 2012, TT II, LLC’s total capitalization was $540,521,681.  The Partnership owned approximately 1% of TT II, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$20,988,293	3.88%

Interest Rate	17,806,684	3.29%

Equity	18,941,840	3.50%

Commodity	18,498,200	3.42%

Total	$76,235,017	14.09%

                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	26,135,453	15,067,991	20,234,918
Interest Rate	29,213,144	11,522,871	21,439,596
Equity	20,130,770	12,348,081	15,543,776
Commodity	26,394,721	16,056,904	20,887,520
* Average of month-end VaR

As of September 30, 2012, WNT I, LLC’s total capitalization was $10,605,715.  The Partnership owned approximately 29% of WNT I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$414,038	3.90%

Interest Rate	484,669	4.57%

Equity	358,964	3.38%

Commodity	342,611	3.23%

Total	$1,600,282	15.08%

                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	443,669	330,874	396,751
Interest Rate	546,000	468,186	505,957
Equity	361,696	89,555	191,844
Commodity	398,093	304,808	359,679
* Average of month-end VaR

As of September 30, 2012, BHM I, LLC’s total capitalization was $431,586,232.  The Partnership owned approximately 1% of BHM I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$10,952,410	2.54%

Interest Rate	6,125,958	1.42%

Commodity	26,888,375	6.23%

Total	$43,966,743	10,19%

                                      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	11,061,700	259,639	5,838,760
Interest Rate	6,255,317	362,880	3,334,609
Equity	1,960,000	–	681,844
Commodity	28,239,460	17,748,256	23,940,721
* Average of month-end VaR

As of September 30, 2012, Altis I, LLC’s total capitalization was $42,164,638.  The Partnership owned approximately 8% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$997,387	2.37%

Interest Rate	1,501,189	3.56%

Equity	766,858	1.82%

Commodity	2,173,075	5.15%

Total	$5,438,509	12.90%

                                                 Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,038,630	590,913	850,518
Interest Rate	2,353,079	1,401,334	1,943,657
Equity	997,443	245,479	607,114
Commodity	3,585,044	2,131,576	2,587,604
* Average of month-end VaR

As of September 30, 2012, AHL I, LLC’s total capitalization was $39,617,671.  The Partnership owned approximately 8% of AHL I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$3,249,793	8.20%

Interest Rate	1,285,097	3.24%

Equity	1,400,552	3.54%

Commodity	855,630	2.16%

Total	$6,791,072	17.14%

                                      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,251,845	1,399,175	2,325,602
Interest Rate	1,635,464	1,170,322	1,333,393
Equity	1,499,262	456,249	797,759
Commodity	1,596,926	855,630	1,112,504
* Average of month-end VaR

As of September 30, 2012, Boronia I, LLC’s total capitalization was $20,976,187.  The Partnership owned approximately 8% of Boronia I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$503,527	2.40%

Interest Rate	507,244	2.42%

Equity	479,958	2.29%

Commodity	605,921	2.89%

Total	$2,096,650	10.00%

                                      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,216,716	343,636	637,200
Interest Rate	804,882	117,908	406,135
Equity	847,677	287,865	553,340
Commodity	1,013,209	338,659	557,336
* Average of month-end VaR

As of September 30, 2012, Rotella I, LLC’s total capitalization was $6,317,056.  The Partnership owned approximately 29% of Rotella I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$346,887	5.49%

Interest Rate	236,651	3.75%

Equity	382,167	6.05%

Commodity	133,083	2.11%

Total	$1,098,788	17.40%

                                      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	352,413	125,271	245,487
Interest Rate	294,478	121,900	212,312
Equity	449,114	114,678	283,515
Commodity	173,362	33,706	101,133
* Average of month-end VaR

As of December 31, 2011, Aspect I, LLC’s total capitalization was $43,105,632.  The Partnership owned approximately 8% of Aspect I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$692,921	1.61%

Interest Rate	1,945,302	4.51%

Equity	592,182	1.37%

Commodity	1,442,422	3.35%

Total	$4,672,827	10.84%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,759,872	318,386	713,414
Interest Rate	2,534,049	375,025	1,295,950
Equity	734,213	91,192	393,469
Commodity	1,442,422	202,412	960,825

As of December 31, 2011, Augustus I, LLC’s total capitalization was $12,936,533.  The Partnership owned approximately 15% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,615,546	12.49%

Interest Rate	162,443	1.26%

Total	$1,777,989	13.75%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,193,622	229,785	985,151
Interest Rate	433,616	11,222	118,598

As of December 31, 2011, Chesapeake  I, LLC’s total capitalization was $10,859,791.  The Partnership owned approximately 17% of Chesapeake I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$389,541	3.59%

Interest Rate	355,542	3.27%

Equity	158,814	1.46%

Commodity	575,673	5.30%

Total	$1,479,570	13.62%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	459,497	143,547	252,159
Interest Rate	379,708	155,184	231,456
Equity	551,279	75,094	306,229
Commodity	882,032	429,419	618,534

As of December 31, 2011, GLC I, LLC’s total capitalization was $10,399,401.  The Partnership owned approximately 14% of GLC I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$446,689	4.30%

Interest Rate	198,318	1.91%

Equity	149,844	1.44%

Total	$794,851	7.65%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	620,871	2,036	167,011
Interest Rate	441,278	4,738	125,982
Equity	349,678	33,318	134,083
Commodity	13,017	–	2,537

As of December 31, 2011, Kaiser I, LLC’s total capitalization was $27,734,037.  The Partnership owned approximately 14% of Kaiser I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$6,147	0.02%

Interest Rate	80,677	0.29%

Equity	70,976	0.26%

Total	$157,800	0.57%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	816,769	6,147	221,158
Interest Rate	498,385	–	229,132
Equity	886,068	–	182,840
Commodity	389,614	–	144,118

As of December 31, 2011, TT II, LLC’s total capitalization was $476,615,913.  The Partnership owned approximately 1% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$9,977,318	2.09%

Interest Rate	14,916,316	3.13%

Equity	4,335,111	0.91%

Commodity	17,904,472	3.76%

Total	$47,133,217	9.89%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	22,372,356	688,683	7,090,978
Interest Rate	15,002,665	398,638	5,207,746
Equity	9,307,243	778,042	2,729,767
Commodity	26,711,030	512,564	9,752,503

As of December 31, 2011, WNT I, LLC’s total capitalization was $12,271,476.  The Partnership owned approximately 27% of WNT I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$300,739	2.45%

Interest Rate	297,714	2.43%

Equity	104,471	0.85%

Commodity	231,173	1.88%

Total	$934,097	7.61%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	429,467	90,742	232,971
Interest Rate	409,363	136,938	212,095
Equity	512,198	49,529	204,206
Commodity	679,393	87,985	294,411

As of December 31, 2011, BHM I, LLC’s total capitalization was $455,454,128.  The Partnership owned approximately 1% of BHM I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$11,805,110	2.59%

Interest Rate	354,263	0.08%

Equity	135,000	0.03%

Commodity	21,344,468	4.69%

Total	$33,638,841	7.39%

                               Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	11,968,638	37,598	2,182,917
Interest Rate	6,674,377	77,306	2,622,385
Equity	3,312,598	–	337,667
Commodity	35,677,615	10,694,579	23,741,783

As of December 31, 2011, Altis I, LLC’s total capitalization was $44,933,798.  The Partnership owned approximately 8% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,875,342	4.17%

Interest Rate	1,105,452	2.46%

Equity	615,687	1.37%

Commodity	2,558,812	5.69%

Total	$6,155,293	13.69%

                                     Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,792,197	646,419	1,225,379
Interest Rate	1,406,044	264,672	672,790
Equity	1,442,388	239,597	567,305
Commodity	3,702,594	397,539	1,780,544

As of December 31, 2011, AHL I, LLC’s total capitalization was $40,404,870.  The Partnership owned approximately 8% of AHL I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,576,689	3.90%

Interest Rate	918,934	2.27%

Equity	616,527	1.53%

Commodity	888,869	2.20%

Total	$4,001,019	9.90%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,691,865	747,027	1,408,406
Interest Rate	1,366,666	291,291	715,416
Equity	899,058	161,311	412,818
Commodity	888,869	205,912	476,472

As of December 31, 2011, Boronia I, LLC’s total capitalization was $35,661,551.  The Partnership owned approximately 7% of Boronia I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,247,428	3.50%

Interest Rate	816,557	2.29%

Equity	544,308	1.53%

Commodity	1,310,591	3.68%

Total	$3,918,884	11.00%

                                Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,744,634	239,349	598,361
Interest Rate	1,290,916	212,487	460,040
Equity	1,195,287	181,959	615,749
Commodity	1,754,554	326,346	868,819

As of December 31, 2011, Rotella I, LLC’s total capitalization was $6,960,774.  The Partnership owned approximately 27% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$264,167	3.80%

Interest Rate	275,444	3.96%

Equity	113,818	1.64%

Commodity	80,855	1.16%

Total	$734,284	10.56%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	819,044	78,222	255,710
Interest Rate	479,029	83,022	192,477
Equity	424,761	58,388	160,825
Commodity	268,327	49,937	138,984
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012, and under Part I, Item 1A, Risk Factors in the Form 10-K, other than set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2012, was $87,695,040.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2012 – July 31, 2012	946.484	985.21	N/A	N/A
August 1, 2012 – August 31, 2012	1,123.875	975.68	N/A	N/A
September 1, 2012 – September 30, 2012	653.026	950.68	N/A	N/A
	2,723.385	973.00

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2012 – July 31, 2012	–	–	N/A	N/A
August 1, 2012 – August 31, 2012	–	–	N/A	N/A
September 1, 2012 – September 30, 2012	176.482	975.59	N/A	N/A
	176.482	975.59

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2012 – July 31, 2012	–	–	N/A	N/A
August 1, 2012 – August 31, 2012	–	–	N/A	N/A
September 1, 2012 – September 30, 2012	–	–	N/A	N/A

	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
July 1, 2012 – July 31, 2012	13.052	1,088.81	N/A	N/A
August 1, 2012 – August 31, 2012	–	–	N/A	N/A
September 1, 2012 – September 30, 2012	–	–	N/A	N/A
	13.052	1,088.81

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.