Form 10-Q
period 2013-03-31
Meritage Futures Fund L.P.
filed 2013-05-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or

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

As of March 31, 2013, 23,572.542 Limited Partnership Class A Redeemable Units were outstanding, 2,846.410 Limited Partnership Class B Redeemable Units were outstanding, 1,264.799 Limited Partnership Class C Redeemable Units were outstanding, 493.816 Limited Partnership Class Z Redeemable Units were outstanding.

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2013 and 2012	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-51

Item 4.	Controls and Procedures	52

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53-61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Securities and Use of Proceeds	62-63

Item 4.	Mine Safety Disclosures	63

Item 6.	Exhibits	63-64

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	4,604,620	5,177,988
Investment in TT II, LLC	3,977,889	5,110,036
Investment in Altis I, LLC	2,759,019	2,919,444
Investment in WNT I, LLC	2,450,167	2,951,079
Investment in Aspect I, LLC	2,257,700	2,510,910
Investment in Boronia I, LLC	2,037,905	1,109,114
Investment in AHL I, LLC	1,931,026	2,728,768
Investment in Rotella I, LLC	1,855,190	1,411,942
Investment in Kaiser I, LLC	1,754,283	1,329,795
Investment in Augustus I, LLC	1,732,460	1,015,341
Investment in Chesapeake I, LLC	1,539,652	1,839,700
Investment in GLC I, LLC	–	984,391

Total Investments in Affiliated Trading Companies, at fair value (cost $29,012,566 and $32,207,757, respectively)	26,899,911	29,088,508

Total Assets	26,899,911	29,088,508

LIABILITIES

Redemptions payable	625,798	970,186

Total Liabilities	625,798	970,186

PARTNERS’ CAPITAL
Class A (23,572.542 and 25,408.249 Units, respectively)	21,813,682	23,194,332
Class B (2,846.410 and 2,846.410 Units, respectively)	2,709,834	2,669,850
Class C (1,264.799 and 1,721.285 Units, respectively)	1,238,746	1,658,891
Class Z (493.816 and 585.054 Units, respectively)	511,851	595,249

Total Partners’ Capital	26,274,113	28,118,322

Total Liabilities and Partners’ Capital	26,899,911	29,088,508

NET ASSET VALUE PER UNIT
Class A	925.39	912.87
Class B	952.02	937.97
Class C	979.40	963.75
Class Z	1,036.52	1,017.43

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2013	2012
	$	$

EXPENSES
Ongoing Placement Agent fees	128,804	173,182
General Partner fees	69,444	93,854
Administrative fees	27,778	37,542

Total Expenses	226,026	304,578

NET INVESTMENT LOSS	(226,026)	(304,578)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS
Realized	(386,117)	(114,659)
Net change in unrealized appreciation on investments	1,006,594	248,315

Total Realized/Net Change in Unrealized Appreciation on Investments	620,477	133,656

NET INCOME (LOSS)	394,451	(170,922)

NET INCOME (LOSS) ALLOCATION

Class A	321,640	(150,878)
Class B	39,984	(12,947)
Class C	22,482	(6,688)
Class Z	10,345	(409)

NET INCOME (LOSS) PER UNIT*

Class A	12.52	(5.49)
Class B	14.05	(4.34)
Class C	15.65	(3.14)
Class Z	19.09	(0.55)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING

Class A	24,903.514	30,440.838
Class B	2,846.410	3,799.333
Class C	1,564.051	2,132.335
Class Z	559.565	736.106

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2013 and 2012
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	135,000	–	–	–	135,000

Net Income	321,640	39,984	22,482	10,345	394,451

Redemptions	(1,837,290)	–	(442,627)	(93,743)	(2,373,660)

Partners’ Capital,
March 31, 2013	21,813,682	2,709,834	1,238,746	511,851	26,274,113

Partners’ Capital,
December 31, 2011	30,884,805	4,180,213	2,223,935	802,367	38,091,320

Subscriptions	714,211	–	–	–	714,211

Net Loss	(150,878)	(12,947)	(6,688)	(409)	(170,922)

Redemptions	(2,312,242)	(604,886)	–	–	(2,917,128)

Partners’ Capital,
March 31, 2012	29,135,896	3,562,380	2,217,247	801,958	35,717,481

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2012	25,408.249	2,846.410	1,721.285	585.054	30,560.998

Subscriptions	147.885	–	–	–	147.885

Redemptions	(1,983.592)	–	(456.486)	(91.238)	(2,531.316)

Ending Units,
March 31, 2013	23,572.542	2,846.410	1,264.799	493.816	28,177.567

Beginning Units,
December 31, 2011	30,950.129	4,097.530	2,132.335	736.106	37,916.100

Subscriptions	706.023	–	–	–	706.023

Redemptions	(2,297.148)	(590.695)	–	–	(2,887.843)

Ending Units,
March 31, 2012	29,359.004	3,506.835	2,132.335	736.106	35,734.280

The accompanying notes are an integral part of these financial statements.

 MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Meritage Futures Fund L.P. (“Meritage” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and  serves as the placement agent to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”)  acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc (“MSIP”) acts as each Trading Company’s commodity broker to the extent it trades on the London Metal Exchange (collectively, MS&Co. and MSIP, are referred to as the “Commodity Brokers”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total  realized/net change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of March 31, 2013 and December 31, 2012, the Partnership’s cash balances were zero.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at March 31, 2013, are as follows:

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

Ceres Managed Futures LLC (“Ceres” or the “General Partner”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup’s remaining interest in MSSBH.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.  As of March 31, 2013 and December 31, 2012, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

Ceres terminated the advisory agreement with Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”) pursuant to which GLC I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  GLC I, LLC terminated operations on January 31, 2013.  Consequently GLC I, LLC ceased all Futures Interest trading on behalf of the Trading Company (and indirectly, the Partnership).

2.  Related Party Transactions
Cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley. Monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no
event less than zero. When the effective rate is less than zero, no interest is earned.   For purposes of such  interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received.  MS&Co. and Ceres will retain any excess interest not paid to the Trading Companies in permitted investments.

The Partnership pays monthly administrative fees and general partner fees to Ceres.  The Partnership pays to Morgan Stanley Wealth Management ongoing placement agent fees on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for quarters ended March 31, 2013 and 2012 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43

NET OPERATING RESULTS:
Net investment loss	(7.84)	(6.87)	(5.87)	(3.61)
Net realized/unrealized gain	20.36	20.92	21.52	22.70
Net income	12.52	14.05	15.65	19.09

NET ASSET VALUE,
MARCH 31, 2013:	$ 925.39	$ 952.02	$ 979.40	$ 1,036.52
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.45%	-2.94%	-2.44%	-1.42%
Partnership expenses (1) (2)	3.45%	2.94%	2.44%	1.42%

TOTAL RETURN:	1.37%	1.50%	1.62%	1.88%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 997.89	$ 1,020.18	$ 1,042.96	$ 1,090.01

NET OPERATING RESULTS:
Net investment loss	(8.54)	(7.44)	(6.31)	(3.85)
Net realized/unrealized gain	3.05	3.10	3.17	3.30
Net loss	(5.49)	(4.34)	(3.14)	(0.55)

NET ASSET VALUE,
MARCH 31, 2012:	$ 992.40	$ 1,015.84	$ 1,039.82	$ 1,089.46
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.91%	-2.41%	-1.41%
Partnership expenses (1) (2)	3.42%	2.91%	2.41%	1.41%

TOTAL RETURN:	-0.55%	-0.43%	-0.30%	-0.05%

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the Financial Accounting Standards Board (“FASB”)’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	4,604,620	–	4,604,620
Investment in TT II, LLC	–	3,977,889	–	3,977,889
Investment in Altis I, LLC	–	2,759,019	–	2,759,019
Investment in WNT I, LLC	–	2,450,167	–	2,450,167
Investment in Aspect I, LLC	–	2,257,700	–	2,257,700
Investment in Boronia I, LLC	–	2,037,905	–	2,037,905
Investment in AHL I, LLC	–	1,931,026	–	1,931,026
Investment in Rotella I, LLC	–	1,855,190	–	1,855,190
Investment in Kaiser I, LLC	–	1,754,283	–	1,754,283
Investment in Augustus I, LLC	–	1,732,460	–	1,732,460
Investment in Chesapeake I, LLC	–	1,539,652	–	1,539,652

December 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	5,177,988	–	5,177,988
Investment in TT II, LLC	–	5,110,036	–	5,110,036
Investment in WNT I, LLC	–	2,951,079	–	2,951,079
Investment in Altis I, LLC	–	2,919,444	–	2,919,444
Investment in AHL I, LLC	–	2,728,768	–	2,728,768
Investment in Aspect I, LLC	–	2,510,910	–	2,510,910
Investment in Chesapeake I, LLC	–	1,839,700	–	1,839,700
Investment in Rotella I, LLC	–	1,411,942	–	1,411,942
Investment in Kaiser I, LLC	–	1,329,795	–	1,329,795
Investment in Boronia I, LLC	–	1,109,114	–	1,109,114
Investment in Augustus I, LLC	–	1,015,341	–	1,015,341
Investment in GLC I, LLC	–	984,391	–	984,391

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to March 31, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At March 31, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 17.10%; TT II, LLC 14.80%; Altis I, LLC 10.25%;   WNT I, LLC 9.10%; Aspect I, LLC 8.40%; Boronia I, LLC 7.60%; AHL I, LLC 7.20%; Rotella I, LLC 6.90%;  Kaiser I, LLC 6.50%; Augustus I, LLC 6.45%; and Chesapeake I, LLC 5.70% of the  total investments of the Partnership, respectively.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2012, the Partnership’s investment in the Trading Companies represented approximately:  Kaiser I, LLC, 4.55%; TT II, LLC 17.55%; Aspect I, LLC 8.65%; WNT I, LLC 10.15%; Augustus I, LLC 3.50%; GLC I, LLC 3.40%; BHM I, LLC 17.80%; Altis I, LLC 10.05%; AHL I, LLC 9.40%; Boronia I, LLC  3.80%; Rotella I, LLC 4.85%; and Chesapeake I, LLC 6.30% of the total investments of the Partnership, respectively.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the quarters ended March 31, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended March 31, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
WNT I, LLC	–	(67,182)	580,503	513,321
AHL I, LLC	–	(146,744)	1,289,081	1,142,337

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(10,662)	(2,179,897)	18,150,632	15,970,735
TT II, LLC	9,119	(2,717,204)	17,771,365	15,054,161
Altis I, LLC	2,484	(166,701)	(479,103)	(645,804)
AHL I, LLC	(1,296)	(256,881)	(1,185,136)	(1,442,017)
WNT I, LLC	215	(62,105)	(86,620)	(148,725)
Aspect I, LLC	(735)	(297,050)	877,751	580,701
Kaiser I, LLC	(2,694)	(107,566)	(242,613)	(350,179)
Chesapeake I, LLC	453	(79,363)	(642,542)	(721,905)
Rotella I, LLC	(18)	(33,002)	(279,103)	(312,105)
GLC I, LLC	(180)	(53,055)	776,396	723,341
Augustus I, LLC	(586)	(57,951)	700,762	642,811

6.  Other Pronouncements

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and December 31, 2012.

If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 26.6%; Currency 21.2%; Equity 18.4%; and Commodity 33.8%.

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

As of March 31, 2013, approximately 82.85% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 17.15% is forward contracts which are off-exchange traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of March 31, 2013 and December 31, 2012 the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 3/31/2013	Allocation as of 12/31/2012

BHM I, LLC	17.10%	17.80%
TT II, LLC	14.80%	17.55%
Altis I, LLC	10.25%	10.05%
WNT I, LLC	9.10%	10.15%
Aspect I, LLC	8.40%	8.65%
Boronia I, LLC	7.60%	3.80%
AHL I, LLC	7.20%	9.40%
Rotella I, LLC	6.90%	4.85%
Kaiser I, LLC	6.50%	4.55%
Augustus I, LLC	6.45%	3.50%
Chesapeake I, LLC	5.70%	6.30%
GLC I, LLC	–	3.40%

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

For the Quarter Ended March 31, 2013
The Partnership recorded total realized/net change in unrealized appreciation on investments of $620,477 and expenses totaling $226,026, resulting in net income of $394,451 for the quarter ended March 31, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/13	NAV at 12/31/12

A	$925.39	$912.87
B	$952.02	$937.97
C	$979.40	$963.75
Z	$1,036.52	$1,017.43

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in stock indices, currencies, and metals offset losses in interest rates, agriculturals, and energies.

The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Gains were also achieved within the metals complex during January from long positions in platinum futures as prices increased on supply concerns. During March, long positions in palladium futures resulted in additional metals gains as prices rose amid speculative buying.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during January from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Additional losses were recorded within this sector during February from newly established short positions in European and U.S. fixed income futures as prices rose on uncertainty about political stability in Europe due to a stalemate in the Italian elections. Within the agricultural complex, losses were experienced during January from short positions in coffee futures as prices advanced on speculation of smaller-than-expected production from Vietnam. Losses were also incurred within the energy sector, primarily during February, from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing in China expanded less than forecast and contracted in Europe.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results.  Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading.  The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to dateas discussed under the “Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed below.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2013, Aspect I, LLC’s total capitalization was $27,950,687.  The Partnership owned approximately 8% of Aspect I, LLC.

                      March 31, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$780,572	2.79%

Interest Rate	1,064,319	3.81%

Equity	861,817	3.08%

Commodity	1,315,208	4.71%

Total	$4,021,916	14.39%

                                                        Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$2,193,535	$631,055	$1,458,767
Interest Rate	$1,068,465	$216,251	$439,455
Equity	$1,238,616	$861,817	$985,434
Commodity	$1,429,714	$889,709	$1,212,443
* Average of month-end VaR

As of March 31, 2013, Augustus I, LLC’s total capitalization was $14,653,461.  The Partnership owned approximately 12% of Augustus I, LLC.

                            March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$325,256	2.22%

Interest Rate	11,403	0.08%

Total	$336,659	2.30%

                                                      Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$1,219,145	$243,718	$464,922
Interest Rate	$21,453	–	$2,736
* Average of month-end VaR

As of March 31, 2013, Chesapeake I, LLC’s total capitalization was $9,807,595.  The Partnership owned approximately 16% of Chesapeake I, LLC.

                                     March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$283,438	2.89%

Interest Rate	119,546	1.22%

Equity	684,798	6.98%

Commodity	781,637	7.97%

Total	$1,869,419	19.06%

                                                                              Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$404,917	$280,828	$329,127
Interest Rate	$335,583	$114,832	$184,386
Equity	$825,593	$682,846	$733,093
Commodity	$881,948	$736,691	$773,885
* Average of month-end VaR

As of March 31, 2013, Kaiser I, LLC’s total capitalization was $54,153,886.  The Partnership owned approximately 3% of Kaiser I, LLC.

                                     March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,480,299	2.73%

Interest Rate	1,325,797	2.45%

Equity	1,735,143	3.20%

Commodity	752,500	1.39%

Total	$5,293,739	9.77%

                                         Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$4,361,334	$59,272	$1,229,750
Interest Rate	$2,802,605	$2,475	$1,190,202
Equity	$5,056,226	$129,192	$1,663,162
Commodity	$752,500	–	$351,382
* Average of month-end VaR

As of March 31, 2013, TT II, LLC’s total capitalization was $504,344,390.  The Partnership owned approximately 1% of TT II, LLC.

                                        March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$12,969,591	2.57%

Interest Rate	19,582,270	3.88%

Equity	13,947,014	2.77%

Commodity	22,304,877	4.42%

Total	$68,803,752	13.64%

                                               Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$23,589,123	$12,796,114	$17,166,802
Interest Rate	$19,582,270	$5,302,156	$11,861,420
Equity	$18,642,142	$13,946,776	$16,845,749
Commodity	$30,704,157	$19,088,022	$24,441,811
* Average of month-end VaR

As of March 31, 2013, WNT I, LLC’s total capitalization was $8,053,250.  The Partnership owned approximately 30% of WNT I, LLC.

                                     March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$349,221	4.34%

Interest Rate	220,938	2.74%

Equity	385,840	4.79%

Commodity	154,445	1.92%

Total	$1,110,444	13.79%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$528,259	$347,912	$421,791
Interest Rate	$305,078	$82,398	$152,733
Equity	$482,073	$375,511	$416,613
Commodity	$189,518	$130,318	$150,159
* Average of month-end VaR

As of March 31, 2013, BHM I, LLC’s total capitalization was $382,607,074.  The Partnership owned approximately 1% of BHM I, LLC.

                                       March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,984,960	0.78%

Interest Rate	4,283,079	1.12%

Equity	1,612,318	0.42%

Commodity	18,935,451	4.95%

Total	$27,815,808	7.27%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$2,984,960	$584,155	$1,489,818
Interest Rate	$6,444,482	$340,639	$4,285,664
Equity	$1,970,162	–	$1,115,470
Commodity	$20,919,781	$16,149,300	$18,079,506
* Average of month-end VaR

As of March 31, 2013, Altis I, LLC’s total capitalization was $34,544,595.  The Partnership owned approximately 8% of Altis I, LLC.

                                        March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$689,064	1.99%

Interest Rate	539,667	1.56%

Equity	1,160,642	3.36%

Commodity	2,765,230	8.00%

Total	$5,154,603	14.91%

                                                      Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$1,090,904	$599,289	$885,195
Interest Rate	$1,365,410	$462,833	$858,925
Equity	$1,274,537	$515,686	$966,655
Commodity	$3,455,697	$1,764,044	$2,570,383
* Average of month-end VaR

As of March 31, 2013, AHL I, LLC’s total capitalization was $24,176,484.  The Partnership owned approximately 8% of AHL I, LLC.

                                        March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,480,979	6.13%

Interest Rate	846,070	3.50%

Equity	872,731	3.61%

Commodity	728,598	3.01%

Total	$3,928,378	16.25%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$3,812,072	$1,368,406	$2,257,080
Interest Rate	$1,570,321	$597,624	$789,780
Equity	$1,881,179	$700,642	$1,178,593
Commodity	$834,215	$476,237	$652,733
* Average of month-end VaR

As of March 31, 2013, Boronia I, LLC’s total capitalization was $64,146,436.  The Partnership owned approximately 3% of Boronia I, LLC.

                                        March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$765,227	1.19%

Interest Rate	2,599,697	4.05%

Equity	2,381,128	3.71%

Commodity	3,949,248	6.16%

Total	$9,695,300	15.11%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$4,212,750	$251,044	$2,380,667
Interest Rate	$3,733,911	$258,654	$1,595,283
Equity	$5,076,611	$443,259	$2,540,429
Commodity	$4,896,991	$557,636	$3,378,150
* Average of month-end VaR

As of March 31, 2013, Rotella I, LLC’s total capitalization was $6,022,369.  The Partnership owned approximately 31% of Rotella I, LLC.

                                        March 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$171,442	2.85%

Interest Rate	233,178	3.87%

Equity	294,574	4.89%

Commodity	99,180	1.65%

Total	$798,374	13.26%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$400,639	$91,751	$228,778
Interest Rate	$413,332	$88,454	$199,779
Equity	$486,506	$251,543	$357,302
Commodity	$210,965	$52,671	$142,686
* Average of month-end VaR

The Partnership terminated trading in GLC I, LLC as of January 31, 2013.

                                                                               One Month Ended January 31, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$537,816	–	$216,075
Interest Rate	$92,337	–	$31,779
Equity	$87,534	–	$28,864
* Average of month-end VaR

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2012, Aspect I, LLC’s total capitalization was $31,833,661.  The Partnership owned approximately 8% of Aspect I, LLC.

                                      December 31, 2012
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

                                  December 31, 2012
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

December 31, 2012
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

                                  December 31, 2012
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

                                  December 31, 2012
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

                                     December 31, 2012
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

                                  December 31, 2012
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

                                     December 31, 2012
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

                                     December 31, 2012
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

                                     December 31, 2012
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

                                    December 31, 2012
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

                                   December 31, 2012
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2013.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants' demurrers with respect to claims brought under the Securities Act, and overruled defendants' demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff's affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff's affiliates' clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants' motion to dismiss with respect to plaintiff's standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB's obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company's motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court's decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff's purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the

Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs' purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs' purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV.  On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2013, was $87,990,112.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of redeemable Units by the Partnership.
Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
January 1, 2013 – January 31, 2013	(628.929)	937.49	N/A	N/A
February 1, 2013 – February 28, 2013	(697.710)	916.92	N/A	N/A
March 1, 2013 – March 31, 2013	(656.953)	925.39	N/A	N/A
	(1,983.592)	926.24

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
January 1, 2013 – January 31, 2013	–	–	N/A	N/A
February 1, 2013 – February 28, 2013	–	–	N/A	N/A
March 1, 2013 – March 31, 2013	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
January 1, 2013 – January 31, 2013	–	–	N/A	N/A
February 1, 2013 – February 28, 2013	(456.486)	969.64	N/A	N/A
March 1, 2013 – March 31, 2013	–	–	N/A	N/A
	(456.486)	969.64

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
January 1, 2013 – January 31, 2013	–	–	N/A	N/A
February 1, 2013 – February 28, 2013	(74.000)	1,025.34	N/A	N/A
March 1, 2013 – March 31, 2013	(17.238)	1,036.52	N/A	N/A
	(91.238)	1,027.45

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

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
10.1	Amendment No. 1 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Chesapeake Diversified I, LLC and Chesapeake Capital Corporation, dated January 24, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.