Form 10-Q
period 2013-06-30
Meritage Futures Fund L.P.
filed 2013-08-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

As of June 30, 2013, 22,355.107 Limited Partnership Class A Redeemable Units were outstanding, 2,691.175 Limited Partnership Class B Redeemable Units were outstanding, 1,264.799 Limited Partnership Class C Redeemable Units were outstanding, 493.816 Limited Partnership Class Z Redeemable Units were outstanding.

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2013 and 2012	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-54

Item 4.	Controls and Procedures	54-55

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56-66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Securities and Use of Proceeds	66-68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68-71

Item 6.	Exhibits	71-72

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	4,364,117	5,177,988
Investment in TT II, LLC	3,695,462	5,110,036
Investment in Altis I, LLC	2,794,460	2,919,444
Investment in Aspect I, LLC	2,081,038	2,510,910
Investment in Boronia I, LLC	2,058,070	1,109,114
Investment in WNT I, LLC	1,918,584	2,951,079
Investment in Augustus I, LLC	1,844,748	1,015,341
Investment in Rotella I, LLC	1,809,702	1,411,942
Investment in Kaiser I, LLC	1,640,382	1,329,795
Investment in AHL I, LLC	1,295,804	2,728,768
Investment in Chesapeake I, LLC	–	1,839,700
Investment in GLC I, LLC	–	984,391

Total Investments in Affiliated Trading Companies, at fair value (cost $25,475,836 and $32,207,757, respectively)	23,502,367	29,088,508

Receivable from Affiliated Trading Company	1,297,491	–

Total Assets	24,799,858	29,088,508

LIABILITIES

Redemptions payable	242,091	970,186

Total Liabilities	242,091	970,186

PARTNERS’ CAPITAL
Class A (22,355.107 and 25,408.249 Units, respectively)	20,314,115	23,194,332
Class B (2,691.175 and 2,846.410 Units, respectively)	2,519,021	2,669,850
Class C (1,264.799 and 1,721.285 Units, respectively)	1,219,475	1,658,891
Class Z (493.816 and 585.054 Units, respectively)	505,156	595,249

Total Partners’ Capital	24,557,767	28,118,322

Total Liabilities and Partners’ Capital	24,799,858	29,088,508

NET ASSET VALUE PER UNIT
Class A	908.70	912.87
Class B	936.03	937.97
Class C	964.17	963.75
Class Z	1,022.96	1,017.43

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2013	2012	2013	2012
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	120,526	172,840	249,330	346,022
General Partner fees	64,792	93,249	134,236	187,103
Administrative fees	25,916	37,299	53,694	74,841

Total Expenses	211,234	303,388	437,260	607,966

NET INVESTMENT LOSS	(211,234)	(303,388)	(437,260)	(607,966)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION ) ON
INVESTMENTS
Realized	(360,423)	(63,718)	(746,540)	(178,377)
Net change in unrealized appreciation (depreciation) on investments	139,186	(928,540)	1,145,780	(680,225)

Total Realized/Net Change in Unrealized
Appreciation (Depreciation) on Investments	(221,237)	(992,258)	399,240	(858,602)

NET LOSS	(432,471)	(1,295,646)	(38,020)	(1,466,568)

NET INCOME (LOSS) ALLOCATION
Class A	(364,030)	(1,082,601)	(42,390)	(1,233,479)
Class B	(42,475)	(117,783)	(2,491)	(130,730)
Class C	(19,271)	(74,426)	3,211	(81,114)
Class Z	(6,695)	(20,836)	3,650	(21,245)

NET INCOME (LOSS) PER UNIT *
Class A	(16.69)	(35.73)	(4.17)	(41.22)
Class B	(15.99)	(35.34)	(1.94)	(39.68)
Class C	(15.23)	(34.90)	0.42	(38.04)
Class Z	(13.56)	(33.90)	5.53	(34.45)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	23,029.151	30,960.577	23,961.155	30,700.707
Class B	2,795.234	3,627.930	2,820.680	3,713.632
Class C	1,264.799	2,132.335	1,413.598	2,132.335
Class Z	493.816	643.601	526.509	689.853

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	323,054	—	—	—	323,054

Net Income (Loss)	(42,390)	(2,491)	3,211	3,650	(38,020)

Redemptions	(3,160,881)	(148,338)	(442,627)	(93,743)	(3,845,589)

Partners’ Capital,
June 30, 2013	20,314,115	2,519,021	1,219,475	505,156	24,557,767

Partners’ Capital,
December 31, 2011	30,884,805	4,180,213	2,223,935	802,367	38,091,320

Subscriptions	3,363,840	250,505	—	—	3,614,345

Net Loss	(1,233,479)	(130,730)	(81,114)	(21,245)	(1,466,568)

Redemptions	(4,771,978)	(993,017)	—	(149,788)	(5,914,783)

Partners’ Capital,
June 30, 2012	28,243,188	3,306,971	2,142,821	631,334	34,324,314

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2012	25,408.249	2,846.410	1,721.285	585.054	30,560.998

Subscriptions	349.691	—	—	—	349.691

Redemptions	(3,402.833)	(155.235)	(456.486)	(91.238)	(4,105.792)

Ending Units,
June 30, 2013	22,355.107	2,691.175	1,264.799	493.816	26,804.897

Beginning Units,
December 31, 2011	30,950.129	4,097.530	2,132.335	736.106	37,916.100

Subscriptions	3,374.936	246.599	—	—	3,621.535

Redemptions	(4,802.533)	(971.391)	—	(138.000)	(5,911.924)

Ending Units,
June 30, 2012	29,522.532	3,372.738	2,132.335	598.106	35,625.711

The accompanying notes are an integral part of these financial statements.

 MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its Limited Partnership Agreement (the “Limited Partnership Agreement”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and  serves as the placement agent to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”)  acts as each Trading Company’s clearing commodity broker.  Morgan Stanley & Co. International plc acted as each Trading Company’s commodity broker to the extent it traded on the London Metal Exchange.  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total  realized/net change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of June 30, 2013 and December 31, 2012, the Partnership’s cash balances were zero.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at June 30, 2013, are as follows:

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

Ceres Managed Futures LLC (“Ceres” or the “General Partner”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each a “Class” and collectively the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.  As of June 30, 2013 and December 31, 2012, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

Effective June 30, 2013, Ceres terminated the management agreement among Ceres, Chesapeake Capital Corporation and Morgan Stanley Smith Barney Chesapeake Diversified I, LLC (“Chesapeake I, LLC”) pursuant to which Chesapeake I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Chesapeake I, LLC ceased all Futures Interest trading on behalf of the Trading Company (and indirectly, the Partnership).

2.  Related Party Transactions
Cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and six months ended June 30, 2013 and 2012 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2013:	$ 925.39	$ 952.02	$ 979.40	$ 1,036.52

NET OPERATING RESULTS:
Net investment loss	(7.92)	(6.96)	(5.93)	(3.66)
Net realized/unrealized gain	(8.77)	(9.03)	(9.30)	(9.90)
Net loss	(16.69)	(15.99)	(15.23)	(13.56)

NET ASSET VALUE,
JUNE 30, 2013:	$ 908.70	$ 936.03	$ 964.17	$ 1,022.96
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	-1.80%	-1.68%	-1.56%	-1.31%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43

NET OPERATING RESULTS:
Net investment loss	(15.77)	(13.83)	(11.80)	(7.27)
Net realized/unrealized gain	11.60	11.89	12.22	12.80
Net income (loss)	(4.17)	(1.94)	0.42	5.53

NET ASSET VALUE,
JUNE 30, 2013:	$ 908.70	$ 936.03	$ 964.17	$ 1,022.96
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.92%	-2.43%	-1.41%
Partnership expenses (1) (2)	3.43%	2.92%	2.43%	1.41%

TOTAL RETURN:	-0.46%	-0.21%	0.04%	0.54%

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2012:	$ 992.40	$ 1,015.84	$ 1,039.82	$ 1,089.46

NET OPERATING RESULTS:
Net investment loss	(8.43)	(7.36)	(6.24)	(3.82)
Net realized/unrealized loss	(27.30)	(27.98)	(28.66)	(30.08)
Net loss	(35.73)	(35.34)	(34.90)	(33.90)

NET ASSET VALUE,
JUNE 30, 2012:	$ 956.67	$ 980.50	$ 1,004.92	$ 1,055.56
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.91%	-2.41%	-1.41%
Partnership expenses (1) (2)	3.42%	2.91%	2.41%	1.41%

TOTAL RETURN:	-3.60%	-3.48%	-3.36%	-3.11%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 997.89	$ 1,020.18	$ 1,042.96	$ 1,090.01

NET OPERATING RESULTS:
Net investment loss	(16.97)	(14.80)	(12.55)	(7.67)
Net realized/unrealized loss	(24.25)	(24.88)	(25.49)	(26.78)
Net loss	(41.22)	(39.68)	(38.04)	(34.45)

NET ASSET VALUE,
JUNE 30, 2012:	$ 956.67	$ 980.50	$ 1,004.92	$ 1,055.56
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.42%	-2.91%	-2.41%	-1.41%
Partnership expenses (1) (2)	3.42%	2.91%	2.41%	1.41%

TOTAL RETURN:	-4.13%	-3.89%	-3.65%	-3.16%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Trading Companies’ Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Trading Companies are

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	4,364,117	–	4,364,117
Investment in TT II, LLC	–	3,695,462	–	3,695,462
Investment in Altis I, LLC	–	2,794,460	–	2,794,460
Investment in Aspect I, LLC	–	2,081,038	–	2,081,038
Investment in Boronia I, LLC	–	2,058,070	–	2,058,070
Investment in WNT I, LLC	–	1,918,584	–	1,918,584
Investment in Augustus I, LLC	–	1,844,748	–	1,844,748
Investment in Rotella I, LLC	–	1,809,702	–	1,809,702
Investment in Kaiser I, LLC	–	1,640,382	–	1,640,382
Investment in AHL I, LLC	–	1,295,804	–	1,295,804

December 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	5,177,988	–	5,177,988
Investment in TT II, LLC	–	5,110,036	–	5,110,036
Investment in WNT I, LLC	–	2,951,079	–	2,951,079
Investment in Altis I, LLC	–	2,919,444	–	2,919,444
Investment in AHL I, LLC	–	2,728,768	–	2,728,768
Investment in Aspect I, LLC	–	2,510,910	–	2,510,910
Investment in Chesapeake I, LLC	–	1,839,700	–	1,839,700
Investment in Rotella I, LLC	–	1,411,942	–	1,411,942
Investment in Kaiser I, LLC	–	1,329,795	–	1,329,795
Investment in Boronia I, LLC	–	1,109,114	–	1,109,114
Investment in Augustus I, LLC	–	1,015,341	–	1,015,341
Investment in GLC I, LLC	–	984,391	–	984,391

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to June 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At June 30, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 18.60%; TT II, LLC 15.70%; Altis I, LLC 11.90%; WNT I, LLC 8.15%; Aspect I, LLC 8.85%; Boronia I, LLC 8.75%; AHL I, LLC 5.50%; Rotella I, LLC 7.70%;  Kaiser I, LLC 7.00%; and Augustus I, LLC 7.85% of the  total investments of the Partnership, respectively.

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

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
AHL I, LLC	–	(111,291)	(1,190,509)	(1,301,800)
Altis I, LLC	–	(152,370)	1,429,101	1,276,731
BHM I, LLC	–	(1,814,083)	(13,128,583)	(14,942,666)
Boronia I, LLC	–	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	–	(1,392,739)	5,502,270	4,109,531
TT II, LLC	–	(2,781,052)	(13,700,057)	(16,481,109)

For the Six Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
BHM I, LLC	–	(3,643,074)	(6,889,491)	(10,532,565)
TT II, LLC	–	(5,556,211)	(8,726,889)	(14,283,100)
Altis I, LLC	–	(303,362)	2,469,672	2,166,310
AHL I, LLC	–	(258,035)	98,572	(159,463)
WNT I, LLC	–	(99,714)	487,531	387,817
Aspect I, LLC	–	(248,754)	180,720	(68,034)
Kaiser I, LLC	–	(1,913,887)	6,543,598	4,629,711
Chesapeake I, LLC	–	(83,655)	204,061	120,406
Rotella I, LLC	–	(72,525)	45,182	(27,343)
Boronia I, LLC	–	(2,408,803)	7,018,033	4,609,230
Augustus I, LLC	–	(179,786)	571,830	392,044

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2012	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(37,706)	(2,138,823)	(35,849,383)	(37,988,206)

For the Six Months Ended June 30, 2012	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	1,279	(6,505,317)	38,923,255	32,417,938
BHM I, LLC	(48,368)	(4,318,720)	(17,698,751)	(22,017,471)
Chesapeake I, LLC	622	(163,498)	(1,679,033)	(1,842,531)

6.  Other Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Partnership’s revenues and expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and December 31, 2012. If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 14.9%; Currency 22.8%; Equity 14.2%; and Commodity 48.1%.

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

As of June 30, 2013, approximately 82.92% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 17.08% is forward contracts which are off-exchange traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of June 30, 2013 and March 31, 2013 the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2013	Allocation as of 3/31/2013

BHM I, LLC	18.60%	17.10%
TT II, LLC	15.70%	14.80%
Altis I, LLC	11.90%	10.25%
WNT I, LLC	8.15%	9.10%
Aspect I, LLC	8.85%	8.40%
Boronia I, LLC	8.75%	7.60%
AHL I, LLC	5.50%	7.20%
Rotella I, LLC	7.70%	6.90%
Kaiser I, LLC	7.00%	6.50%
Augustus I, LLC	7.85%	6.45%
Chesapeake I, LLC	–	5.70%

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

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(221,237) and expenses totaling $211,234, resulting in a net loss of $432,471 for the three months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/13	NAV at 3/31/13

A	$908.70	$925.39
B	$936.03	$952.02
C	$964.17	$979.40
Z	$1,022.96	$1,036.52

During the second quarter, the Partnership posted a loss in Net Asset Value per Unit as losses in energies, interest rates, and agriculturals offset gains in metals and stock indices. Net trading results in currencies were relatively flat and had no material impact on the Partnership’s performance for the quarter. The most significant losses were incurred within the energy complex during May from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the global interest rate sector, losses were recorded primarily during May from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Within the agricultural complex, losses were experienced during April from short positions in corn futures as prices increased at the end of the month on speculation flooding and cold weather in the U.S. Midwest would delay the pace of planting. The Partnership’s losses for the quarter were offset by gains achieved within the metals sector throughout the majority of the quarter from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the global stock index markets, gains were experienced during April and May from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated.

The Partnership recorded total realized/net change in unrealized appreciation on investments of $399,240 and expenses totaling $437,260, resulting in a net loss of $38,020 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/13	NAV at 12/31/12

A	$908.70	$912.87
B	$936.03	$937.97
C	$964.17	$963.75
Z	$1,022.96	$1,017.43

During the first six months of the year, the Partnership recorded a loss in Net Asset Value per Unit as losses across the energy, global interest rate, and agricultural sectors offset gains in stock indices, metals, and currencies. The most significant losses were incurred within the energy markets during February, May, and June. During February, long futures positions in crude oil and its related products resulted in losses as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing in China expanded less than forecast and contracted in Europe. During May, losses were recorded from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the global interest rate sector, losses were experienced primarily during May from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Within the agricultural complex, losses were experienced during January from short positions in corn futures as prices advanced on concern that drier weather will deplete soil moisture in South America and increase stress on crops. Additional agricultural losses were incurred during April from short positions in corn futures as prices increased at the end of the month on speculation flooding and cold weather in the U.S. Midwest would delay the pace of planting. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were recorded in this sector during April and May from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the metals complex, gains were experienced throughout the majority of the second quarter from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the currency markets, gains were achieved during January from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were recorded during May from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined after the Reserve Bank of Australia cut interest rates.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2013, Aspect I, LLC’s total capitalization was $26,143,812.  The Partnership owned approximately 8% of Aspect I, LLC.

June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$717,751	2.75

Interest Rate	540,547	2.07

Equity	324,199	1.24

Commodity	1,293,735	4.95

Total	$2,876,232	11.01

                                    Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	881,545	515,345	738,508
Interest Rate	1,417,650	367,340	912,769
Equity	866,999	324,199	678,012
Commodity	1,549,033	1,272,590	1,377,797
* Average of month-end VaR

As of June 30, 2013, Augustus I, LLC’s total capitalization was $14,822,169.  The Partnership owned approximately 12% of Augustus I, LLC.

June 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$229,604	1.55

Interest Rate	14,616	0.10

Total	$244,220	1.65

                                  Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	538,059	229,314	294,215
Interest Rate	34,044	–	11,885
* Average of month-end VaR

As of June 30, 2013, Kaiser I, LLC’s total capitalization was $51,975,367.  The Partnership owned approximately 3% of Kaiser I, LLC.

                                           June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$932,712	1.79

Interest Rate	2,309,551	4.44

Equity	2,105,304	4.05

Commodity	678,055	1.30

Total	$6,025,622	11.58

                               Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,308,368	135,294	1,177,805
Interest Rate	3,440,358	498,254	1,698,086
Equity	6,323,135	643,052	2,535,146
Commodity	884,655	72,405	416,504
* Average of month-end VaR

As of June 30, 2013, TT II, LLC’s total capitalization was $511,785,633.  The Partnership owned approximately 1% of TT II, LLC.

                     June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$11,435,048	2.23

Interest Rate	4,922,338	0.96

Equity	7,305,956	1.43

Commodity	18,115,042	3.54

Total	$41,778,384	8.16

                          Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	19,811,113	5,474,243	12,888,139
Interest Rate	25,815,930	4,595,037	17,716,864
Equity	18,185,326	6,586,655	14,000,327
Commodity	22,878,194	14,327,064	17,955,937
* Average of month-end VaR

As of June 30, 2013, WNT I, LLC’s total capitalization was $6,124,775.  The Partnership owned approximately 31% of WNT I, LLC.

                                  June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$285,129	4.66

Interest Rate	40,430	0.66

Equity	134,136	2.19

Commodity	250,199	4.09

Total	$709,894	11.60

                                  Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	323,058	221,957	247,991
Interest Rate	263,215	40,430	184,822
Equity	350,175	128,715	234,825
Commodity	250,199	117,485	168,285
* Average of month-end VaR

As of June 30, 2013, BHM I, LLC’s total capitalization was $347,385,552.  The Partnership owned approximately 1% of BHM I, LLC.

                                           June 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$680,625	0.20

Interest Rate	1,350,559	0.39

Equity	547,525	0.16

Commodity	22,921,632	6.60

Total	$25,500,341	7.35

                           Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	7,162,892	680,625	4,213,030
Interest Rate	4,404,781	–	928,622
Equity	5,369,695	271,150	2,860,263
Commodity	25,278,674	16,725,217	21,058,059
* Average of month-end VaR

As of June 30, 2013, Altis I, LLC’s total capitalization was $35,505,584.  The Partnership owned approximately 8% of Altis I, LLC.

                         June 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$623,383	1.76

Interest Rate	1,065,311	3.00

Equity	588,751	1.66

Commodity	3,442,598	9.70

Total	$5,720,043	16.12

                                                       Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,045,080	537,403	767,739
Interest Rate	1,167,381	369,839	702,970
Equity	1,902,335	322,760	1,092,626
Commodity	3,777,525	2,262,375	3,043,288
* Average of month-end VaR

As of June 30, 2013, AHL I, LLC’s total capitalization was $15,982,623.  The Partnership owned approximately 8% of AHL I, LLC.

                      June 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,059,204	6.63

Interest Rate	147,477	0.92

Equity	311,941	1.95

Commodity	550,169	3.44

Total	$2,068,791	12.94

                                         Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,482,125	636,667	1,069,911
Interest Rate	1,043,256	147,477	674,358
Equity	1,067,337	311,941	603,381
Commodity	759,668	505,189	608,916
* Average of month-end VaR

As of June 30, 2013, Boronia I, LLC’s total capitalization was $62,720,045.  The Partnership owned approximately 3% of Boronia I, LLC.

                            June 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,410,750	2.25

Interest Rate	1,230,941	1.96

Equity	834,379	1.33

Commodity	3,121,422	4.98

Total	$6,597,492	10.52

                                   Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,314,191	547,653	1,388,363
Interest Rate	3,162,046	860,778	1,790,679
Equity	3,949,064	661,910	1,951,564
Commodity	4,529,504	1,693,205	3,058,275
* Average of month-end VaR

As of June 30, 2013, Rotella I, LLC’s total capitalization was $5,797,250.  The Partnership owned approximately 31% of Rotella I, LLC.

                            June 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$140,494	2.42

Interest Rate	61,998	1.07

Equity	99,476	1.72

Commodity	86,608	1.49

Total	$388,576	6.70

                                     Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	254,436	74,405	175,110
Interest Rate	364,042	29,327	204,702
Equity	327,785	97,809	243,042
Commodity	129,823	41,841	82,877
* Average of month-end VaR

As of June 30, 2013, Chesapeake I, LLC’s total capitalization was $0.  Effective June 30, 2013, Chesapeake I, LLC was terminated as a Trading Advisor to the Partnership.

                                                         Three Months Ended June 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	329,855	–	262,492
Interest Rate	192,000	–	145,047
Equity	724,733	–	651,276
Commodity	784,059	–	636,446

* Average of month-end VaR

As of December 31, 2012, Aspect I, LLC’s total capitalization was $31,833,661.  The Partnership owned approximately 8% of Aspect I, LLC.

                      December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,193,535	6.89

Interest Rate	754,804	2.37

Equity	1,238,616	3.89

Commodity	900,415	2.83

Total	$5,087,370	15.98

                            Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,503,702	595,850	1,849,965
Interest Rate	2,239,108	571,826	1,216,933
Equity	1,258,252	358,290	780,810
Commodity	1,689,731	789,145	1,346,887

* Average of month-end VaR

As of December 31, 2012, Augustus I, LLC’s total capitalization was $8,493,083.  The Partnership owned approximately 12% of Augustus I, LLC.

                December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$243,718	2.87

Total	$243,718	2.87

                            Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,984,508	242,834	868,132
Interest Rate	222,112	–	73,876
Equity	1,000,000	–	5,571

* Average of month-end VaR

As of December 31, 2012, Chesapeake  I, LLC’s total capitalization was $11,573,391.  The Partnership owned approximately 16% of Chesapeake I, LLC.

                December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$404,917	3.50

Interest Rate	335,583	2.90

Equity	785,203	6.78

Commodity	881,948	7.62

Total	$2,407,651	20.80

                          Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	460,983	227,842	344,791
Interest Rate	421,156	201,281	320,623
Equity	795,284	158,395	476,526
Commodity	1,106,623	576,110	912,448

* Average of month-end VaR

As of December 31, 2012, GLC I, LLC’s total capitalization was $7,173,981.  The Partnership owned approximately 14% of GLC I, LLC.

                December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$521,574	7.27

Interest Rate	92,337	1.29

Equity	76,130	0.54

Total	$690,041	9.10

                                  Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	915,618	64,476	521,537
Interest Rate	386,741	–	93,360
Equity	2,045,803	–	91,432
Commodity	236,250	–	1,354

* Average of month-end VaR

As of December 31, 2012, Kaiser I, LLC’s total capitalization was $7,455,921.  The Partnership owned approximately 18% of Kaiser I, LLC.

                      December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$23,049	0.31

Interest Rate	3,459	0.05

Equity	129,192	1.73

Total	$155,700	2.09

                               Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	521,285	258	138,683
Interest Rate	399,602	–	121,015
Equity	856,581	–	139,546
Commodity	137,073	–	37,418

* Average of month-end VaR

As of December 31, 2012, TT II, LLC’s total capitalization was $510,360,229.  The Partnership owned approximately 1% of TT II, LLC.

                   December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$23,189,886	4.54

Interest Rate	19,215,839	3.77

Equity	17,602,639	3.45

Commodity	22,355,094	4.38

Total	$82,363,458	16.14

                                  Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	41,325,209	8,600,405	21,558,410
Interest Rate	35,683,131	8,280,746	22,479,992
Equity	20,130,770	4,231,868	12,999,235
Commodity	26,447,811	11,600,669	18,814,310

* Average of month-end VaR

As of December 31, 2012, WNT I, LLC’s total capitalization was $10,023,479.  The Partnership owned approximately 29% of WNT I, LLC.

                                         December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$528,259	5.27

Interest Rate	305,078	3.04

Equity	482,073	4.81

Commodity	168,941	1.69

Total	$1,484,351	14.81

                                  Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	676,272	316,730	470,415
Interest Rate	687,293	225,412	469,729
Equity	504,132	89,555	306,720
Commodity	442,465	165,035	346,418

* Average of month-end VaR

As of December 31, 2012, BHM I, LLC’s total capitalization was $400,129,363.  The Partnership owned approximately 1% of BHM I, LLC.

                December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,353,158	0.59

Interest Rate	340,639	0.09

Commodity	18,985,549	4.74

Total	$21,679,346	5.42

                            Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	12,680,962	259,639	7,283,125
Interest Rate	6,703,240	182,760	2,834,140
Equity	4,200,350	–	1,260,633
Commodity	37,860,223	15,628,562	26,432,348

* Average of month-end VaR

As of December 31, 2012, Altis I, LLC’s total capitalization was $38,434,878.  The Partnership owned approximately 8% of Altis I, LLC.

                         December 31, 2012

		% of Total
Market Sector	VaR	Capitalization

Currency	$992,856	2.58

Interest Rate	1,365,410	3.55

Equity	1,274,537	3.32

Commodity	1,903,385	4.95

Total	$5,536,188	14.40

                          Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,077,225	349,925	929,590
Interest Rate	2,353,079	1,007,877	1,599,447
Equity	1,274,537	222,343	611,707
Commodity	3,585,044	1,679,294	2,444,140

* Average of month-end VaR

As of December 31, 2012, AHL I, LLC’s total capitalization was $34,717,173.  The Partnership owned approximately 8% of AHL I, LLC.

                December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$3,812,072	10.98

Interest Rate	1,570,321	4.52

Equity	1,881,179	5.42

Commodity	623,273	1.80

Total	$7,886,845	22.72

                               Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	4,684,324	1,177,741	2,835,886
Interest Rate	1,778,562	607,098	1,326,426
Equity	1,913,269	333,281	951,747
Commodity	1,744,246	506,474	1,006,776

* Average of month-end VaR

As of December 31, 2012, Boronia I, LLC’s total capitalization was $14,155,117.  The Partnership owned approximately 8% of Boronia I, LLC.

                      December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$251,044	1.77

Interest Rate	258,654	1.83

Equity	443,259	3.13

Commodity	557,636	3.94

Total	$1,510,593	10.67

                               Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,581,065	178,935	701,779
Interest Rate	1,458,139	117,908	474,250
Equity	1,495,820	194,485	549,594
Commodity	1,417,780	270,960	706,600

* Average of month-end VaR

As of December 31, 2012, Rotella I, LLC’s total capitalization was $4,795,730.  The Partnership owned approximately 29% of Rotella I, LLC.

                   December 31, 2012
		% of Total
Market Sector	VaR	Capitalization

Currency	$191,053	3.98

Interest Rate	136,189	2.84

Equity	288,745	6.02

Commodity	52,671	1.10

Total	$668,658	13.94

                                  Twelve Months Ended December 31, 2012

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	373,337	109,557	235,656
Interest Rate	373,496	85,246	205,973
Equity	449,114	65,648	230,244
Commodity	182,129	33,706	112,448
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2013.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal

Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.

The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of

Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under

Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2013, was $88,178,165.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2013 – April 30, 2013	(759.673)	$943.34	N/A	N/A
May 1, 2013 – May 31, 2013	(393.153)	$928.06	N/A	N/A
June 1, 2013 – June 30, 2013	(266.415)	$908.70	N/A	N/A
	(1,419.241)	$932.61

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2013 – April 30, 2013	–	–	N/A	N/A
May 1, 2013 – May 31, 2013	(155.235)	$955.57	N/A	N/A
June 1, 2013 – June 30, 2013	–	–	N/A	N/A
	(155.235)	$955.57

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2013 – April 30, 2013	–	–	N/A	N/A
May 1, 2013 – May 31, 2013	–	–	N/A	N/A
June 1, 2013 – June 30, 2013	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number Of Redeemable Units Purchased as part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2013 – April 30, 2013	–	–	N/A	N/A
May 1, 2013 – May 31, 2013	–	–	N/A	N/A
June 1, 2013 – June 30, 2013	–	–	N/A	N/A
	–	–

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION

The Partnership does not have officers or a board of directors. The General Partner of the Partnership is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner.  Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through

May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 14, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.