Form 10-Q
period 2013-09-30
Meritage Futures Fund L.P.
filed 2013-11-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 21,098.236 Limited Partnership Class A Units were outstanding, 2,464.672 Limited Partnership Class B Units were outstanding, 1,264.799 Limited Partnership Class C Units were outstanding, 375.510 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-54

Item 4.	Controls and Procedures	54-55

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56-67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Securities and Use of Proceeds	67-69

Item 4.	Mine Safety Disclosures	69

Item 6.	Exhibits	69-70

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	4,074,166	5,177,988
Investment in TT II, LLC	3,410,117	5,110,036
Investment in Altis I, LLC	2,565,140	2,919,444
Investment in Augustus I, LLC	2,335,604	1,015,341
Investment in Boronia I, LLC	2,126,484	1,109,114
Investment in WNT I, LLC	1,954,065	2,951,079
Investment in Rotella I, LLC	1,876,075	1,411,942
Investment in Aspect I, LLC	1,824,914	2,510,910
Investment in Kaiser I, LLC	1,741,650	1,329,795
Investment in AHL I, LLC	913,406	2,728,768
Investment in Chesapeake I, LLC	–	1,839,700
Investment in GLC I, LLC	–	984,391

Total Investments in Affiliated Trading Companies, at fair value (cost $25,178,432 and $32,207,757, respectively)	22,821,621	29,088,508

Total Assets	22,821,621	29,088,508

LIABILITIES

Redemptions payable	503,392	970,186

Total Liabilities	503,392	970,186

PARTNERS’ CAPITAL
Class A (21,098.236 and 25,408.249 Units, respectively)	18,530,729	23,194,332
Class B (2,464.672 and 2,846.410 Units, respectively)	2,232,665	2,669,850
Class C (1,264.799 and 1,721.285 Units, respectively)	1,181,669	1,658,891
Class Z (375.510 and 585.054 Units, respectively)	373,166	595,249

Total Partners’ Capital	22,318,229	28,118,322

Total Liabilities and Partners’ Capital	22,821,621	29,088,508

NET ASSET VALUE PER UNIT
Class A	878.31	912.87
Class B	905.86	937.97
Class C	934.28	963.75
Class Z	993.75	1,017.43

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	110,542	159,868	359,872	505,890
General Partner fees	59,499	86,664	193,735	273,767
Administrative fees	23,799	34,666	77,493	109,507

Total Expenses	193,840	281,198	631,100	889,164

NET INVESTMENT LOSS	(193,840)	(281,198)	(631,100)	(889,164)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION ) ON
INVESTMENTS
Realized	(219,702)	(203,959)	(966,242)	(382,336)
Net change in unrealized appreciation (depreciation) on investments	(383,342)	334,309	762,438	(345,916)

Total Realized/Net Change in Unrealized
Appreciation (Depreciation) on Investments	(603,044)	130,350	(203,804)	(728,252)

NET LOSS	(796,884)	(150,848)	(834,904)	(1,617,416)

NET LOSS ALLOCATION
Class A	(669,215)	(123,333)	(711,605)	(1,356,812)
Class B	(75,439)	(19,096)	(77,930)	(149,826)
Class C	(37,806)	(8,069)	(34,595)	(89,183)
Class Z	(14,424)	(350)	(10,774)	(21,595)

NET LOSS PER UNIT *
Class A	(30.39)	(5.99)	(34.56)	(47.21)
Class B	(30.17)	(4.91)	(32.11)	(44.59)
Class C	(29.89)	(3.79)	(29.47)	(41.83)
Class Z	(29.21)	(1.34)	(23.68)	(35.79)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	21,983.112	28,784.527	23,294.562	30,057.318
Class B	2,540.994	3,885.275	2,726.427	3,771.264
Class C	1,264.799	2,132.335	1,363.453	2,132.335
Class Z	493.816	589.452	515.492	656.142

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	381,504	–	–	–	381,504

Net Loss	(711,605)	(77,930)	(34,595)	(10,774)	(834,904)

Redemptions	(4,333,502)	(359,255)	(442,627)	(211,309)	(5,346,693)

Partners’ Capital,
September 30, 2013	18,530,729	2,232,665	1,181,669	373,166	22,318,229

Partners’ Capital,
December 31, 2011	30,884,805	4,180,213	2,223,935	802,367	38,091,320

Subscriptions	3,675,748	753,048	–	–	4,428,796

Net Loss	(1,356,812)	(149,826)	(89,183)	(21,595)	(1,617,416)

Redemptions	(7,421,824)	(1,165,190)	–	(163,999)	(8,751,013)

Partners’ Capital,
September 30, 2012	25,781,917	3,618,245	2,134,752	616,773	32,151,687

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2012	25,408.249	2,846.410	1,721.285	585.054	30,560.998

Subscriptions	414.189	–	–	–	414.189

Redemptions	(4,724.202)	(381.738)	(456.486)	(209.544)	(5,771.970)

Ending Units,
September 30, 2013	21,098.236	2,464.672	1,264.799	375.510	25,203.217

Beginning Units,
December 31, 2011	30,950.129	4,097.530	2,132.335	736.106	37,916.100

Subscriptions	3,695.279	759.136	–	–	4,454.415

Redemptions	(7,525.918)	(1,147.873)	–	(151.052)	(8,824.843)

Ending Units,
September 30, 2012	27,119.490	3,708.793	2,132.335	585.054	33,545.672

The accompanying notes are an integral part of these financial statements.

 MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total realized/net change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of September 30, 2013 and December 31, 2012, the Partnership’s cash balances were zero.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their trading advisors (each individually, a “Trading Advisor” or collectively, the “Trading Advisors”) for the Partnership at September 30, 2013, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended.  Depending on the

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with respect to its investment in the Partnership.  As of September 30, 2013 and December 31, 2012, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and nine months ended September 30, 2013 and 2012 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2013:	$ 908.70	$ 936.03	$ 964.17	$ 1,022.96

NET OPERATING RESULTS:
Net investment loss	(7.63)	(6.71)	(5.72)	(3.54)
Net realized/unrealized loss	(22.76)	(23.46)	(24.17)	(25.67)
Net loss	(30.39)	(30.17)	(29.89)	(29.21)

NET ASSET VALUE,
SEPTEMBER 30, 2013:	$ 878.31	$ 905.86	$ 934.28	$ 993.75
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.87%	-2.38%	-1.39%
Partnership expenses (1) (2)	3.37%	2.87%	2.38%	1.39%

TOTAL RETURN:	-3.34%	-3.22%	-3.10%	-2.86%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43

NET OPERATING RESULTS:
Net investment loss	(23.42)	(20.56)	(17.54)	(10.82)
Net realized/unrealized loss	(11.14)	(11.55)	(11.93)	(12.86)
Net loss	(34.56)	(32.11)	(29.47)	(23.68)

NET ASSET VALUE,
SEPTEMBER 30, 2013:	$ 878.31	$ 905.86	$ 934.28	$ 993.75
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.41%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.41%

TOTAL RETURN:	-3.79%	-3.42%	-3.06%	-2.33%

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2012:	$ 956.67	$ 980.50	$ 1,004.92	$ 1,055.56

NET OPERATING RESULTS:
Net investment loss	(8.26)	(7.23)	(6.13)	(3.76)
Net realized/unrealized gain	2.27	2.32	2.34	2.42
Net loss	(5.99)	(4.91)	(3.79)	(1.34)

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 950.68	$ 975.59	$ 1,001.13	$ 1,054.22
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.38%	-2.88%	-2.39%	-1.39%
Partnership expenses (1) (2)	3.38%	2.88%	2.39%	1.39%

TOTAL RETURN:	-0.63%	-0.50%	-0.38%	-0.13%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 997.89	$ 1,020.18	$ 1,042.96	$ 1,090.01

NET OPERATING RESULTS:
Net investment loss	(25.24)	(22.02)	(18.68)	(11.44)
Net realized/unrealized loss	(21.97)	(22.57)	(23.15)	(24.35)
Net loss	(47.21)	(44.59)	(41.83)	(35.79)

NET ASSET VALUE,
SEPTEMBER 30, 2012:	$ 950.68	$ 975.59	$ 1,001.13	$ 1,054.22
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.90%	-2.40%	-1.40%
Partnership expenses (1) (2)	3.41%	2.90%	2.40%	1.40%

TOTAL RETURN:	-4.73%	-4.37%	-4.01%	-3.28%

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.  However, the Trading Companies are

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	4,074,166	–	4,074,166
Investment in TT II, LLC	–	3,410,117	–	3,410,117
Investment in Altis I, LLC	–	2,565,140	–	2,565,140
Investment in Augustus I, LLC	–	2,335,604	–	2,335,604
Investment in Boronia I, LLC	–	2,126,484	–	2,126,484
Investment in WNT I, LLC	–	1,954,065	–	1,954,065
Investment in Rotella I, LLC	–	1,876,075	–	1,876,075
Investment in Aspect I, LLC	–	1,824,914	–	1,824,914
Investment in Kaiser I, LLC	–	1,741,650	–	1,741,650
Investment in AHL I, LLC	–	913,406	–	913,406

December 31, 2012
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	5,177,988	–	5,177,988
Investment in TT II, LLC	–	5,110,036	–	5,110,036
Investment in WNT I, LLC	–	2,951,079	–	2,951,079
Investment in Altis I, LLC	–	2,919,444	–	2,919,444
Investment in AHL I, LLC	–	2,728,768	–	2,728,768
Investment in Aspect I, LLC	–	2,510,910	–	2,510,910
Investment in Chesapeake I, LLC	–	1,839,700	–	1,839,700
Investment in Rotella I, LLC	–	1,411,942	–	1,411,942
Investment in Kaiser I, LLC	–	1,329,795	–	1,329,795
Investment in Boronia I, LLC	–	1,109,114	–	1,109,114
Investment in Augustus I, LLC	–	1,015,341	–	1,015,341
Investment in GLC I, LLC	–	984,391	–	984,391

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At September 30, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 17.85%; TT II, LLC 14.95%; Altis I, LLC 11.20%; WNT I, LLC 8.60%; Aspect I, LLC 8.00%; Boronia I, LLC 9.30%; AHL I, LLC 4.00%; Rotella I, LLC 8.20%;  Kaiser I, LLC 7.65%; and Augustus I, LLC 10.25% of the  total investments of the Partnership, respectively.

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

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X, as follows:

For the Three Months Ended September 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
Altis I, LLC	–	(146,840)	(3,801,146)	(3,947,986)
BHM I, LLC	–	(1,663,715)	18,270,087	16,606,372

For the Nine Months Ended September 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	–	(8,199,723)	(23,194,871)	(31,394,594)
Boronia I, LLC	–	(3,220,183)	7,664,761	4,444,578

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months	Investment	Net	Total Trading	Net
Ended September 30, 2012	Income (Loss)	Investment Loss	Results	Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,923,755)	19,756,649	17,832,894
AHL I, LLC	–	(226,584)	618,035	391,451
Aspect I, LLC	–	(151,270)	(934,157)	(1,085,427)
Chesapeake I, LLC	–	(84,094)	(230,361)	(314,455)
Rotella I, LLC	–	(31,867)	309,891	278,024
TT II, LLC	–	(3,021,720)	(6,472,573)	(9,494,293)
WNT I, LLC	–	(57,816)	243,174	185,358

For the Nine Months	Investment	Net	Total Trading
Ended September 30, 2012	Income	Investment Loss	Results	Net Loss
	$	$	$	$
Chesapeake I, LLC	622	(247,592)	(1,909,394)	(2,156,986)

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership’s revenues and expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than disclosed below.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective October 31, 2013, Ceres terminated the advisory agreement dated as of May 4, 2011, among AHL I, LLC, the General Partner and Man-AHL (USA) Ltd. (“Man-AHL”), pursuant to which Man-AHL  traded a portion of the Partnership’s net assets in Futures Interests.  Consequently, Man-AHL ceased all futures interest trading on behalf of AHL I, LLC (and, indirectly, the Partnership).  The General Partner has reallocated the net assets formerly allocated to Man-AHL among the remaining trading advisors of the Partnership.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 12.3%; Currency 28.4%; Equity 25.6%; and Commodity 33.7%.

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

As of September 30, 2013, approximately 79.1% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 20.9% is forward contracts which are off-exchange traded.

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

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of September 30, 2013 and June 30, 2013 the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2013	Allocation as of 6/30/2013

BHM I, LLC	17.85%	18.60%
TT II, LLC	14.95%	15.70%
Altis I, LLC	11.20%	11.90%
WNT I, LLC	8.60%	8.15%
Aspect I, LLC	8.00%	8.85%
Boronia I, LLC	9.30%	8.75%
AHL I, LLC	4.00%	5.50%
Rotella I, LLC	8.20%	7.70%
Kaiser I, LLC	7.65%	7.00%
Augustus I, LLC	10.25%	7.85%

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total realized/net change in unrealized depreciation on investments of $(603,044)  and expenses totaling $193,840, resulting in a net loss of $796,884 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/13	NAV at 6/30/13

A	$878.31	$908.70
B	$905.86	$936.03
C	$934.28	$964.17
Z	$993.75	$1,022.96

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in metals, currencies, global interest rates and energies offset gains in agriculturals and global stock indices. The most significant losses were recorded within the metals sector from short positions in precious and industrial metals futures. During August as industrial metals prices increased due to improving macro-economic data in China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered the precious metals “safe haven” appeal. Further losses in metals were incurred in September from long positions in platinum futures. Within the currency markets, losses were recorded in July and August from long positions in the euro versus the U.S. dollar as the relative value of the euro moved lower against the dollar on speculation the U.S. would curtail its quantitative easing program. In the global interest rate sector, losses were incurred primarily in September from short European fixed income futures positions as prices rallied after European Central Bank President Mario Draghi announced that officials may consider more stimulus measures. Losses were recorded in the energy sector during September from long crude oil and gasoline futures as prices declined after tensions in the Mideast eased and amid concern of a shutdown of the U.S. government, which may reduce demand by the world’s largest oil consumer. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the agriculturals sector during July and September from short soybean futures positions as prices decreased due to favorable weather for planting and high soybean yields. Additional gains were achieved within the global stock index sector from long futures positions as prices increased after the U.S. Federal Reserve unexpectedly maintained its quantitative easing program and a diplomatic solution to resolve Syrian tensions provided support to capital markets.

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(203,804) and expenses totaling $631,100, resulting in a net loss of $834,904 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit is provided in the table below.

Share Class	NAV at 9/30/13	NAV at 12/31/12

A	$878.31	$912.87
B	$905.86	$937.97
C	$934.28	$963.75
Z	$993.75	$1,017.43

During the first nine months of the year, the Partnership recorded a loss in net asset value per Unit as trading losses in the energy and global interest rate sectors were offset by trading gains in the global stock indices, metals, currencies and agriculturals sectors. The most significant losses were recorded within the energy markets during February, May, June, and September. During February, long futures positions in crude oil and its related products resulted in losses as prices fell sharply following news the U.S. economy grew less than economists expected and manufacturing in China expanded less than forecast and contracted in Europe. During May, losses were recorded from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and bigger-than-expected inventories in the U.S. Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. In September, losses were recorded in the energy sector from long crude oil and gasoline futures as prices declined after tensions in the Mideast eased and amid concern of a shutdown of the U.S. government, which may reduce demand by the world’s largest oil consumer. Within the global interest rate sector, losses were experienced primarily during May from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report, a rise in German sentiment, and following comments by Federal Reserve Bank Chairman Bernanke that the U.S. central bank may taper its bond buying program.  The Partnership’s losses during the first nine months of the year were offset by gains achieved within the global stock index markets during January and May from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the metals complex, gains were experienced in March through June from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the currency markets, gains were achieved during January from short positions in the Japanese yen versus the U.S. dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were recorded during May from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined after the Reserve Bank of Australia cut interest rates. Within the agricultural complex, gains were achieved during June, July and September from short soybean futures positions as prices decreased due to favorable weather for planting and high soybean yields.

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

The most significant trading losses were incurred within the energy markets during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Additional energy losses were experienced during September from short positions in natural gas futures as prices moved higher on concern that U.S. government data may show a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac. The Partnership’s losses during the quarter were offset by gains achieved within the global interest rate sector recorded during July from long positions in European and U.S. fixed income futures as prices advanced on concern that the global economic recovery is slowing. Within the global stock index markets, gains were recorded during August and September from long positions in U.S. equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the agricultural complex, gains were experienced during July and August from long futures positions in the soybean complex and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were also achieved within the metals markets during August and September from long positions in palladium and platinum futures as prices climbed higher amid concern that continued labor-related violence at mines in South Africa will curb supplies. Within the currency markets, gains were recorded during July from short positions in the euro versus the U.S. dollar, Australian dollar, and Canadian dollar as the value of the euro declined against most of its currency counterparts after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low.

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

The most significant trading losses were incurred within the currency markets during March from long positions in the Australian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Additional currency losses were recorded during August from short positions in the euro versus the U.S. dollar and Australian dollar as the value of the euro advanced against these currencies after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. Within the metals markets, losses were experienced during March from long positions in palladium and aluminum futures as prices moved lower on speculation of reduced demand from China. Elsewhere, losses were incurred within the agricultural complex during June from short positions in corn futures as prices rose after inventories dropped. Additional agricultural losses were experienced during September from long futures positions in the soybean complex as prices fell on speculation that favorable weather in August limited crop damage caused by the severe drought in June and July in the U.S. Within the energy sector, losses were incurred during April and May from long futures positions in crude oil and its related products as prices declined on signs that manufacturing is slowing in China and Europe. During September, short positions in natural gas futures resulted in losses as prices moved higher on concern that U.S. government data may show a smaller-than-normal increase in stockpiles following production shutdowns due to Hurricane Isaac. Lastly, losses were recorded within the global stock index sector during April and May from long positions in European and U.S. equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government. Additional gains were achieved during July from long positions in European and U.S. fixed income futures as prices moved higher on concern that the global economic recovery is slowing.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2013, Aspect I, LLC’s total capitalization was $21,545,988.  The Partnership owned approximately 8% of Aspect I, LLC.

September 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$800,736	3.72

Interest Rate	646,241	3.00

Equity	839,947	3.90

Commodity	813,993	3.78

Total	$3,100,917	14.40

              Three Months Ended September 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	885,038	425,898	716,408
Interest Rate	910,406	452,755	653,946
Equity	839,947	272,249	527,864
Commodity	1,296,657	106,276	998,955
* Average of month-end VaR.

As of September 30, 2013, Augustus I, LLC’s total capitalization was $16,134,123.  The Partnership owned approximately 14% of Augustus I, LLC.

                               September 30, 2013

		% of Total
Market Sector	VaR	Capitalization

Currency	$845,467	5.24

Interest Rate	72,009	0.45

Total	$917,476	5.69

                                          Three Months Ended September 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	851,517	51,910	761,889
Interest Rate	92,002	–	20,389
* Average of month-end VaR.

As of September 30, 2013, Kaiser I, LLC’s total capitalization was $49,905,568.  The Partnership owned approximately 3% of Kaiser I, LLC.

                         September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,425,682	4.86

Interest Rate	1,850,324	3.71

Equity	2,896,185	5.80

Commodity	258,430	0.52

Total	$7,430,621	14.89

                               Three Months Ended September 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	5,404,277	305,142	1,367,336
Interest Rate	4,218,857	338,208	1,330,711
Equity	5,507,126	849,816	2,568,819
Commodity	1,479,103	38,500	543,031
* Average of month-end VaR.

As of September 30, 2013, TT II, LLC’s total capitalization was $485,997,588.  The Partnership owned approximately 1% of TT II, LLC.

                      September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$20,768,032	4.27

Interest Rate	9,772,492	2.01

Equity	28,581,585	5.88

Commodity	23,676,341	4.87

Total	$82,798,450	17.03

                                      Three Months Ended September 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	21,436,665	10,326,308	16,837,312
Interest Rate	10,566,015	3,277,243	8,181,790
Equity	28,581,585	8,069,904	18,718,566
Commodity	30,873,177	1,850,891	25,065,452
* Average of month-end VaR.

As of September 30, 2013, WNT I, LLC’s total capitalization was $6,094,799.  The Partnership owned approximately 32% of WNT I, LLC.

                          September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$378,787	6.21

Interest Rate	85,459	1.40

Equity	285,172	4.68

Commodity	157,663	2.59

Total	$907,081	14.88

                                  Three Months Ended September 30, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	429,197	268,409	394,285
Interest Rate	85,459	32,455	60,631
Equity	302,310	122,601	228,381
Commodity	272,741	19,553	196,156
* Average of month-end VaR.

As of September 30, 2013, BHM I, LLC’s total capitalization was $342,286,050.  The Partnership owned approximately 1% of BHM I, LLC.

                          September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,520,738	0.74

Interest Rate	1,083,411	0.32

Equity	230,280	0.07

Commodity	29,834,757	8.72

Total	$33,669,186	9.85

                                      Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,520,738	–	801,502
Interest Rate	1,443,246	6,625	490,871
Equity	1,486,188	39,860	699,615
Commodity	32,101,957	2,319,518	28,987,182
* Average of month-end VaR.

As of September 30, 2013, Altis I, LLC’s total capitalization was $30,511,007.  The Partnership owned approximately 8% of Altis I, LLC.

                                  September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$659,934	2.16

Interest Rate	739,584	2.42

Equity	1,175,990	3.85

Commodity	2,967,325	9.73

Total	$5,542,833	18.16

                                                                                               Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	904,593	469,142	683,040
Interest Rate	1,256,841	725,913	1,088,227
Equity	1,175,990	192,007	644,857
Commodity	3,692,461	611,643	3,256,201
* Average of month-end VaR.

As of September 30, 2013, AHL I, LLC’s total capitalization was $10,671,591.  The Partnership owned approximately 9% of AHL I, LLC.

                               September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$782,753	7.33

Interest Rate	162,846	1.53

Equity	492,476	4.61

Commodity	259,795	2.43

Total	$1,697,870	15.90

                                      Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,556,974	535,067	1,131,290
Interest Rate	291,373	130,518	213,326
Equity	674,005	295,633	475,099
Commodity	684,362	53,069	537,235
* Average of month-end VaR.

As of September 30, 2013, Boronia I, LLC’s total capitalization was $60,339,342.  The Partnership owned approximately 4% of Boronia I, LLC.

September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,139,936	3.55

Interest Rate	479,812	0.80

Equity	2,147,815	3.56

Commodity	2,247,307	3.72

Total	$7,014,870	11.63

                                      Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,730,692	1,059,291	2,247,289
Interest Rate	3,815,651	402,139	1,443,451
Equity	3,726,192	657,967	2,073,424
Commodity	3,621,705	618,970	2,559,999
* Average of month-end VaR.

As of September 30, 2013, Rotella I, LLC’s total capitalization was $5,810,514.  The Partnership owned approximately 32% of Rotella I, LLC.

                                                     September 30, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$296,342	5.10

Interest Rate	133,509	2.30

Equity	300,378	5.17

Commodity	87,646	1.51

Total	$817,875	14.08

                                         Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	312,114	117,505	217,934
Interest Rate	193,362	28,749	95,397
Equity	370,050	78,582	244,656
Commodity	168,779	13,890	104,393
* Average of month-end VaR.

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

* Average of month-end VaR.

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
* Average of month-end VaR.

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

* Average of month-end VaR.

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
* Average of month-end VaR.

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
* Average of month-end VaR.

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
* Average of month-end VaR.

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
* Average of month-end VaR.

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
* Average of month-end VaR.

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
* Average of month-end VaR.

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
* Average of month-end VaR.

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

* Average of month-end VaR.

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
* Average of month-end VaR.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules

432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2013, was $88,236,616.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2013 – July 31, 2013	(410.282)	903.63	N/A	N/A
August 1, 2013 – August 31, 2013	(471.805)	881.83	N/A	N/A
September 1, 2013 – September 30, 2013	(439.282)	878.31	N/A	N/A
	(1,321.369)	887.43

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2013 – July 31, 2013	(226.503)	931.19	N/A	N/A
August 1, 2013 – August 31, 2013	–	–	N/A	N/A
September 1, 2013 – September 30, 2013	–	–	N/A	N/A
	(226.503)	931.19

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2013 – July 31, 2013	–	–	N/A	N/A
August 1, 2013 – August 31, 2013	–	–	N/A	N/A
September 1, 2013 – September 30, 2013	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
July 1, 2013 – July 31, 2013	–	–	N/A	N/A
August 1, 2013 – August 31, 2013	–	–	N/A	N/A
September 1, 2013 – September 30, 2013	(118.306)	993.75	N/A	N/A
	(118.306)	993.75

*
Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.