Form 10-K
period 2013-12-31
Meritage Futures Fund L.P.
filed 2014-03-28
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

Limited Partnership Units with an aggregate value of $20,314,115 of Class A, $2,519,021 of Class B, $1,219,475 of Class C, and $505,156 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2014,  18,755.592 Limited Partnership Class A Units were outstanding, 2,164.563 Limited Partnership Class B Units were outstanding, 1,123.476 Limited Partnership Class C Units were outstanding, 375.510 Limited Partnership Class Z  Units were outstanding.
DOCUMENTS INCORPOARED BY REFERENCE
(See Page 1)

MERITAGE FUTURES FUND L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2013

Part I.

Item 1.	Business	1-6

Item 1A.	Risk Factors	6-35

Item 1B.	Unresolved Staff Comments	35

Item 2.	Properties	35

Item 3.	Legal Proceedings	35-50

Item 4.	Mine Safety Disclosures	50

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	51-53

Item 6.	Selected Financial Data	54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55-69

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	70-93

Item 8.	Financial Statements and Supplementary Data	93-130

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	131

Item 9A.	Controls and Procedures	131-132

Item 9B.	Other Information	133

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	134-143

Item 11.	Executive Compensation	143

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	143-144

Item 13.	Certain Relationships and Related Transactions, and Director Independence	144

Item 14.	Principal Accountant Fees and Services	144-145

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	146

PART I
Item 1.  BUSINESS
(a) General Development of Business.  Meritage Futures Fund L.P. (“Meritage” or the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively the “Trading Companies”).  The Partnership is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Meritage and LV Futures Fund L.P. (collectively, the “Profile Series”).

The Partnership invests substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”), registered with the Commodity Futures Trading Commission (“CFTC”) or exempt from such registration, which makes investment decisions for each respective Trading Company.  The Trading Companies are each Delaware limited liability companies operated by Ceres Managed Futures LLC (“Ceres” or the “General Partner”).

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as a placement agent (the “Placement Agent”) to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker (“Commodity Broker”).  Morgan Stanley & Co. International plc (“MSIP”) acted as each Trading Company’s commodity broker to the extent it traded on the London Metal Exchange.  Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on OTC foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/net change in unrealized appreciation (depreciation) on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2013 and 2012, the Partnership’s cash balances were zero.

The Trading Companies and their Trading Advisors for the Partnership at December 31, 2013, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933 (“Securities Act”), as amended.  Depending on the aggregate amount invested in the Partnership, limited partners receive either class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership.  As of December 31, 2013, 2012 and 2011, there were no Class D Units outstanding in the Partnership.  Effective February 29, 2012, Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

Effective June 30, 2013, Ceres terminated the management agreement among Ceres, Chesapeake Capital Corporation and Morgan Stanley Smith Barney Chesapeake Diversified I, LLC (“Chesapeake I, LLC”) pursuant to which Chesapeake I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Chesapeake I, LLC ceased all Futures Interest trading on behalf of the Trading Company (and, indirectly, the Partnership).

Ceres terminated the advisory agreement with Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”) pursuant to which GLC I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  GLC I, LLC terminated operations on January 31, 2013.  Consequently GLC I, LLC ceased all Futures Interest trading on behalf of the Trading Company (and, indirectly, the Partnership).

The Partnership began the year at a net asset value per Unit of $912.87, $937.97, $963.75, and $1,017.43 and returned (1.19)%, (0.70)%, (0.20)%, and 0.80% to $901.98, $931.43, $961.83 and $1,025.61 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2013.

(b)  Financial Information about Segments.  The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a).  The Partnership does not engage in the sale of goods or services.   The Partnership’s net income (loss) from operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 is set forth under Item 6. Selected Financial Data.

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

(d)  Financial Information about Geographic Areas.
Not applicable.

(e)  Available Information.  Effective with the Form 10 filed on October 2, 2008, the Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street,
N.E., Washington, D.C.  20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Partnership does not maintain an internet website; however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov.  The Partnership’s CIK number is 0001428042.

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

Risks Relating to the Partnership and the Offering of Units

You Should Not Rely on Past Performance of the General Partner or the Trading Advisors In Deciding To Purchase Units. The past investment performance of other entities managed by the General Partner and the Trading Advisors is not necessarily indicative of the Partnership’s or a Trading Company’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the third business day before the end of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by a Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

• The General Partner, the Placement Agent, MS&Co., MSCG and MSIP are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.  Due to the fact that they are affiliates, the General Partner has a disincentive to replace MS&Co. as a commodity broker.

• MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Trading Advisors execute OTC foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.

• Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership or, for consulting clients, they receive the fees and expenses described in such consulting client’s consulting agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

• The Trading Advisors, MS&Co., Morgan Stanley Wealth Management, MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Companies for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Trading Companies for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.  These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays.  The records of any such trading will not be available for inspection by Limited Partners.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, the Partnership, the Trading Companies or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

An Investment in Units may not Diversify an Overall Portfolio.
One of the objectives of the Partnership is to add an element of diversification to a traditional stock and bond portfolio.  Studies show that diversifying a portfolio with investments that produce independent, positive results tends to improve the overall return of the portfolio while reducing its volatility.  Even if an investment in the Partnership reduces your portfolio’s volatility, the overall performance of your portfolio may be negative or flat.

While the Partnership’s performance may be largely independent of the general stock and bond markets, there is no assurance that it will be consistently independent or non-correlated.  An investment in the Partnership could increase rather than reduce overall portfolio losses during periods when the Partnership as well as stocks and bonds decline in value.  There is no way of predicting whether the Partnership will lose more or less than stocks and bonds in declining markets.  You may lose your entire investment in the Partnership.

Moreover, investors’ existing portfolios and individual risk tolerances may differ so that the result of non-independent and/or negative performance on individual portfolios will vary.

You must not consider the Partnership to be a hedge against losses in your core stock and bond portfolios.  You should consider whether diversification in itself or the diversification provided by the Partnership is worthwhile, even if the Partnership is profitable.

Neither the Partnership nor any of the Trading Companies are Registered Investment Companies. The Partnership and Trading Companies are not required to register, and none are registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

Risks Related to Regulation of the Partnership, General Partner and Trading Companies

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies.  As a bank holding company that has elected financial holding company (“FHC”) status under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A., and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well-capitalized and well-managed if

Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Companies, any limited divestiture should not directly involve the Partnership or the Trading Companies.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency (“OCC”). Specifically, the Act amended the Bank Holding Company Act to require that, effective July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley must remain well-capitalized and well-managed for the election to continue to be effective.  Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks.  In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve. The Federal Reserve is also required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.  The Federal Reserve has proposed, but not yet finalized, rules to implement these requirements.

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule).  The Final Rule will become effective on April 1, 2014.  Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership and the Trading Companies.  The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates.  The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Companies. Structural changes to the Partnership and/or the Trading Companies could also be required.  To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Companies are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments, with a final deadline of July 21, 2015 for all such activities and investments to be unwound and the Partnership and the Trading Companies to be in compliance with the Final Rule.  It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to various aspects of the Final Rule.

Redemptions from the Partnership and/or the Trading Companies by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership and/or the Trading Companies to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership and/or the Trading Companies.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, (iii) in which the banking entity continues to hold an ownership interest.  Such general prohibitions will restrict the activities of the Partnership and/or the Trading Companies.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of each Trading Company that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.) , though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership, General Partner and Trading Companies.  Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject.  The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market and certain foreign exchange transactions.  The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs.  In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities.  Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures.  As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

Other potentially adverse regulatory initiatives could develop suddenly and without notice.

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

The Trading Companies’ Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. The Trading Advisors for the Partnership use substantial leverage. Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account. As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by each Trading Advisor in its trading can vary substantially from month to month. This leverage, expressed as the underlying value of each Trading Company’s positions compared to the average net assets of such Trading Company, is anticipated to range from two times the Trading Company’s net assets to ten times the Trading Company’s net assets. Under certain conditions, however, a Trading Company’s leverage could exceed (or be less than) such range.  The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

Options Trading can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. A Trading Company may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser or an option may lose the entire premium paid for the option.  The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option.  The writer, or seller, of a call option has unlimited risk.  A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

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

Factors that can contribute to market illiquidity for exchange-traded contracts include:

•	exchange-imposed price fluctuation limits;
•	limits on the number of contracts speculative traders may hold in most commodity markets; and
•	market disruptions.

The General Partner expects that non-exchange traded contracts will be traded for commodity interests for which there is generally a liquid underlying market.  Such markets, however, may experience periods of illiquidity and are also subject to market disruptions.

Since the Trading Companies already manage sizable assets in the commodity markets, it is probable that the Partnership will encounter illiquid situations.  It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on Foreign Exchanges Presents Greater Risks to the Trading Companies than Trading on U.S. Exchanges. Each Trading Company trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and be less vigorously enforced than regulations in the U.S.

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market or broker are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets or brokers.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator.  In addition, the Partnership’s assets held outside of the United States to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction.  A foreign government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered.  The General Partner and the Trading Companies might have little or no notice that such events were happening.  In such circumstances, the General Partner and the Trading Companies may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some foreign exchanges on which the Partnership trades may be in developmental stages so that prior price histories may not be indicative of current price patterns.

Exchange-Rate Exposure

The Partnership is valued in U.S. dollars.  Contracts on foreign exchanges are usually traded in the local currency.  The Partnership’s assets held in connection with contracts priced and settled in a foreign currency may be held in a foreign depository in accounts denominated in a foreign currency.  Changes in the value of the local currency relative to the U.S. dollar could cause losses to the Partnership even if the contract traded is profitable.

Risks Associated with Affiliates

The Trading Company’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges.  While the use of affiliates can provide certain benefits, it can also pose certain risks.  In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time.  Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction.  Moreover, return of the Trading Company’s assets held at affiliated foreign brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs.  If, on the other hand, a clearing broker had cleared its customers’ foreign futures and foreign options transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the foreign broker to liquidate all of the Trading Company’s positions and return the balance to the trustee for distribution to the Trading Company.

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

The Unregulated Nature of Uncleared Trading in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC  “spot” contracts are entered into between private parties off of an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts of foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and MSCG and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.  The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2013 is approximately 20.51%, all of which represents OTC foreign exchange forward and/or options on foreign exchange forward transactions.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk.  The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities).  These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act.  On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act.  The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.”  The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants.  In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements.  Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of each Trading Company’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks.  The Trading Advisors may trade in certain swaps.  Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse.  The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform.  In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until   such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Some swap counterparties may require a Trading Company to deposit collateral to support the Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership.  If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would result in losses to the Partnership.

There are no limitations on daily price movements in swaps.  Speculative position limits are not currently applicable to swaps, but in the future may be applicable for swaps on certain commodities.  In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

Trading of swaps will be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps will be subject to similar requirements.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Central Clearing Parties Could Fail.  Central clearing parties are highly capitalized.  Cleared transactions are supported by initial and variation margin.  As a result, failure of a central clearing party is highly unlikely.  If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain.

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

The Trading Companies are Subject to Speculative Position Limits.   U.S. exchanges have established “speculative position limits” on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the  profitability of a Trading Company.  The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company.  In addition, in October 2011, the CFTC adopted new rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options.  In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  If so, these rules could have an adverse effect on the Trading Companies’ trading for the Partnership.

The Trading Companies have Credit Risk to the Commodity Brokers. Each Trading Company has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets. As such, in the event that the Commodity Brokers are unable to perform, the Trading Companies’ assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Company’s account on a daily basis. The Commodity Brokers, as futures commission merchants for each Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds.  If no property is available for distribution, the Trading Company would not recover any of its assets.  With respect to each Trading Company’s OTC foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  Once the Dodd-Frank Act is fully implemented, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the portion of collateral at risk upon the swap dealer or major swap participant’s insolvency be held with an independent third party custodian.  It is likely the party requesting segregation will pay the costs of such custodial arrangement.

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

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.  Each such position would cost the Partnership transactional expenses (such as brokerage commissions and NFA fees) but could not generate any recognized gain or loss.  Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Companies, terminate one or more or select additional Trading Companies at any time.  Any such reallocation could adversely affect the performance of the Partnership or of any one Trading Advisor.

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

A Trading Advisor may Terminate its Advisory Agreement. Generally, the advisory agreements with the current Trading Advisors have initial one-year terms, which renews for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor. One of the advisory agreements had a shorter initial term and has a three-month renewal term. In the event that an advisory agreement is not renewed, the Trading Manager may not be able to enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in the Partnership’s private placement memorandum.

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

Partnership Performance May Be Hindered by Increased Competition for Positions.   Assets in managed futures have grown from an estimated $300 million in 1980 to over $300 billion in 2012.  This has  resulted in increased trading competition.  Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax.

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

Tax Laws Are Subject To Change at Any Time.  Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisers.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of the General Partner.  The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue 14th Floor, New York, New York 10036.

Item 3.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (“Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-

regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction-rate securities.  Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction-rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction-rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction-rate securities; and (5) pay a total penalty of $35 million.  On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position.  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as exchanges for related positions in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.  At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. The Company is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million.  On February 11, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that the Company knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million, and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013.  On May 3,

2013, the Company filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the

Company believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, the Company filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, the Company filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, the Company filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certifications had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus and losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the

United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million.  Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13,

2013.  On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million.  Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.  The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  The Partnership has issued no stock.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at February 28, 2014, was approximately 381.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2013, was $88,236,616.  The Partnership received $570,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following chart sets forth the purchases of  Units by the Partnership.
Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A		$
October 1, 2013 - October 31, 2013	(161.597)	887.40	N/A	N/A
November 1, 2013 - November 30, 2013	(779.193)	892.52	N/A	N/A
December 1, 2013 - December 31, 2013	(705.216)	901.98	N/A	N/A
	(1,646.006)	896.07

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B		$
October 1, 2013 - October 31, 2013	–	–	N/A	N/A
November 1, 2013 - November 30, 2013	–	–	N/A	N/A
December 1, 2013 - December 31, 2013	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C		$
October 1, 2013 - October 31, 2013	(141.323)	944.73	N/A	N/A
November 1, 2013 - November 30, 2013	–	–	N/A	N/A
December 1, 2013 - December 31, 2013	–	–	N/A	N/A
	(141.323)	944.73

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z		$
October 1, 2013 - October 31, 2013	–	–	N/A	N/A
November 1, 2013 - November 30, 2013	–	–	N/A	N/A
December 1, 2013 - December 31, 2013	–	–	N/A	N/A
	–	–

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

       For the Years Ended December 31,
	2013	2012	2011	2010	2009
	$	$	$	$	$
Total Realized/Net Change in Unrealized Appreciation (Depreciation) on Investments	573,648	(1,746,715)	(4,232,320)	4,788,910	(2,462,992)
Net Income (Loss)	(237,852)	(2,883,485)	(5,849,339)	2,951,912	(3,966,008)
Net Income (Loss) per Unit by Share Class
A	(10.89)	(85.02)	(126.96)	53.65	(106.64)
B	(6.54)	(82.21)	(124.00)	59.99	(101.94)
C	(1.92)	(79.21)	(120.87)	66.49	(97.14)
Z	8.18	(72.58)	(114.12)	80.03	(87.25)
Total Assets	21,942,923	29,088,508	38,832,374	59,684,539	60,605,650
Total Partners’ Capital	21,306,832	28,118,322	38,091,320	58,428,501	58,933,830
Net asset value per Units by Share Class
A	901.98	912.87	997.89	1,124.85	1,071.20
B	931.43	937.97	1,020.18	1,144.18	1,084.19
C	961.83	963.75	1,042.96	1,163.83	1,097.34
Z	1,025.61	1,017.43	1,090.01	1,204.13	1,124.10

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of December 31, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 11.54%; Currency 27.58%; Equity 18.69%; and Commodity 42.19%.

Liquidity.  MS&Co. and its affiliates act as custodians of each Trading Company’s assets pursuant to customer agreements and foreign exchange customer agreements.  The Partnership allocates substantially all of its assets to multiple Trading Companies.  Such assets are deposited in the Trading Companies’ trading accounts with MS&Co. or its affiliates.  The funds in such accounts are available for margin and are used to engage in Futures Interest trading pursuant to instructions provided by the Trading Advisors.  The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading program to take advantage of price movements in the futures, forwards and options markets.  The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

Year Ended December 31, 2013
The Partnership recorded total net realized/change in unrealized appreciation on investments of $573,648 and expenses totaling $811,500, resulting in a net loss of $237,852 for the year ended December 31, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.
Share Class	NAV at 12/31/13	NAV at 12/31/12

A	$901.98	$912.87
B	$931.43	$937.97
C	$961.83	$963.75
Z	$1,025.61	$1,017.43

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2013, were $381,504 and $6,955,142, respectively, and the Partnership’s ending capital was $21,306,832 at December 31, 2013 a decrease of $6,811,490 from ending capital at December 31, 2012 of $28,118,322.

During the year, the Partnership recorded trading gains in global stock indices, agriculturals, currencies, and metals.  These gains were mitigated by trading losses in the energy and global interest rate sectors.  The most significant gains were achieved within global stock indices from long futures positions during the majority of the year as equity prices were pushed higher by an aggressive Japanese economic stimulus package, a stabilizing euro-zone economy, and continued

economic growth in the U.S.  In agriculturals trading, gains were achieved during June and July from short soybean futures positions as prices decreased due to favorable weather for planting and high crop yields.  Additional gains were experienced from short wheat futures positions during February and December as prices decreased on rising inventories and slowing demand.  Further gains were recorded in the agricultural sector from short corn futures positions during September through November, short coffee futures positions in October, and long positions in cocoa futures during July, September, and November.  Within the currency markets, gains were achieved primarily during January, November, and December from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy considerably.  Smaller currency gains were recorded during March from positions in the Mexican peso and euro.  Within the metals complex, gains were experienced primarily in the second quarter from short positions in gold and silver futures as precious metals prices fell sharply on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program.  A portion of the Partnership’s trading gains recorded during the year was offset by trading losses incurred within the energy markets primarily during February, May, June, and September.  During February, long futures positions in crude oil and its related products resulted in losses as prices fell sharply following news the U.S. economy grew less than economists expected.  During May, losses were recorded from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and larger-than-expected U.S. inventories.  Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted.  In September, losses were recorded in the energy sector from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and amid concern regarding the impact a U.S. government shutdown would have on demand.  Within the global interest rate sector, losses were experienced primarily during January and May.  During January, long positions in U.S. and European fixed income futures resulted in losses as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during 2013.  During May, losses were experienced from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report, a rise in German economic sentiment, and following comments by Federal Reserve Bank Chairman Bernanke that the U.S. central bank may taper its bond-buying program.

Year Ended December 31, 2012
The Partnership recorded total net realized/change in unrealized depreciation on investments of $(1,746,715) and expenses totaling $1,136,770, resulting in a net loss of $2,883,485 for the year ended December 31, 2012.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/12	NAV at 12/31/11

A	$912.87	$997.89
B	$937.97	$1,020.18
C	$963.75	$1,042.96
Z	$1,017.43	$1,090.01

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2012, were $4,588,867 and $11,678,380, respectively, and the Partnership’s ending capital was $28,118,322 at December 31, 2012, a decrease of $9,972,998 from ending capital at December 31, 2011 of $38,091,320.

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

Year Ended December 31, 2011
The Partnership recorded total net realized/change in unrealized depreciation on investments of $(4,232,320) and expenses totaling $1,617,019, resulting in a net loss of $5,849,339 for the year ended December 31, 2011.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 12/31/11	NAV at 12/31/10

A	$997.89	$1,124.85
B	$1,020.18	$1,144.18
C	$1,042.96	$1,163.83
Z	$1,090.01	$1,204.13

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2011, were $3,891,344 and $18,379,186, respectively, and the Partnership’s ending capital was $38,091,320 at December 31, 2011, a decrease of $20,337,181 from ending capital at December 31, 2010 of $58,428,501.

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

For further sector trading information, please refer to the  Partnership’s Financial Statements for the year ended December 31, 2013, which are included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

The Partnership's income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 –inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted market prices for similar investments, interest rates and credit risk); and Level 3 – unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of the factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

Meritage
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013	$	$	$	$
Investment in BHM I, LLC	—	4,348,325	—	4,348,325
Investment in TT II, LLC	—	3,143,193	—	3,143,193
Investment in Altis I, LLC	—	2,575,826	—	2,575,826
Investment in Boronia I, LLC	—	2,418,474	—	2,418,474
Investment in Augustus I, LLC	—	2,199,151	—	2,199,151
Investment in Rotella I, LLC	—	1,945,710	—	1,945,710
Investment in Kaiser I, LLC	—	1,905,973	—	1,905,973
Investment in WNT I, LLC	—	1,765,749	—	1,765,749
Investment in Aspect I, LLC	—	1,640,522	—	1,640,522
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Investment in BHM I, LLC	—	5,177,988	—	5,177,988
Investment in TT II, LLC	—	5,110,036	—	5,110,036
Investment in WNT I, LLC	—	2,951,079	—	2,951,079
Investment in Altis I, LLC	—	2,919,444	—	2,919,444
Investment in AHL I, LLC	—	2,728,768	—	2,728,768
Investment in Aspect I, LLC	—	2,510,910	—	2,510,910
Investment in Chesapeake I, LLC	—	1,839,700	—	1,839,700
Investment in Rotella I, LLC	—	1,411,942	—	1,411,942
Investment in Kaiser I, LLC	—	1,329,795	—	1,329,795
Investment in Boronia I, LLC	—	1,109,114	—	1,109,114
Investment in Augustus I, LLC	—	1,015,341	—	1,015,341
Investment in GLC I, LLC	—	984,391	—	984,391

The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the net asset value of the Partnership’s pro rata share of each Trading Company.  The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interest positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.

Summarized information for the Partnership’s pro rata investment in affiliated Trading Companies for the years ended December 31, 2013 and 2012 is as follows:

December 31, 2013
Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
BHM I, LLC	20.4	4,348,325	3,799	89,176	–	15,606
TT II, LLC	14.8	3,143,193	(46,092)	64,663	–	12,933
Altis I, LLC	12.1	2,575,826	(113,635)	33,971	–	9,512
Boronia I, LLC	11.4	2,418,474	320,853	41,080	34,265	7,298
Augustus I, LLC	10.3	2,199,151	(86,082)	30,277	6,602	7,065
Rotella I, LLC	9.1	1,945,710	134,805	18,997	15,426	6,649
Kaiser I, LLC	8.9	1,905,973	221,377	36,009	33,060	6,297
WNT I, LLC	8.3	1,765,749	246,018	30,754	33,842	7,176
Aspect I, LLC	7.7	1,640,522	(65,594)	30,804	–	7,188
Chesapeake I, LLC	–	–	15,569	7,707	–	2,697
GLC I, LLC	–	–	5,876	290	–	233
AHL I, LLC	–	–	(63,246)	24,315	–	4,255

December 31, 2012
Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’ s Administrativ e Fees
		$	$	$	$	$
BHM I, LLC	18.4	5,177,988	(275,024)	123,408	–	21,596
TT II, LLC	18.2	5,110,036	(1,404)	100,285	4,127	20,057
WNT I, LLC	10.5	2,951,079	(154,481)	50,333	448	11,744
Altis I, LLC	10.4	2,919,444	(307,295)	43,294	–	12,122
AHL I, LLC	9.7	2,728,768	(239,519)	66,596	–	11,654
Aspect I, LLC	8.9	2,510,910	(280,995)	48,640	6,154	9,919
Chesapeake I, LLC	6.5	1,839,700	(461,516)	40,488	–	7,085
Rotella I, LLC	5.0	1,411,942	(81,635)	18,037	–	6,313
Kaiser I, LLC	4.7	1,329,795	(24,802)	29,527	–	6,387
Boronia I, LLC	3.9	1,109,114	(82,827)	33,212	–	5,812
Augustus I, LLC	3.6	1,015,341	108,235	19,823	–	4,625
GLC I, LLC	3.5	984,391	54,548	20,969	–	4,893

As of December 31, 2013 and September 30, 2013, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 12/31/2013	Allocation as of 9/30/2013

Altis I, LLC	11.75%	11.20%
Aspect I, LLC	7.50%	8.00%
Augustus I, LLC	10.00%	10.25%
BHM I, LLC	19.80%	17.85%
Boronia I, LLC	11.00%	9.30%
Kaiser I, LLC	8.70%	7.65%
Rotella I, LLC	8.90%	8.20%
TT II, LLC	14.30%	14.95%
WNT I, LLC	8.05%	8.60%
AHL I, LLC	–	4.00%

For all Trading Companies, Contributions and Withdrawals are permitted on a monthly basis.  As of December 31, 2013 and 2012, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Other Pronouncements
In June 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

On October 1, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

VaR is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Trading Companies could result in actual trading or non-trading losses far beyond the indicated VaR of each Trading Company’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to VaR or by the Trading Companies’ attempts to manage its market risk.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2013, Aspect I, LLC’s total capitalization was $16,561,035.  The Partnership owned approximately 10% of Aspect I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$883,449	5.33%

Interest Rate	646,049	3.90%

Equity	558,868	3.37%

Commodity	630,023	3.80%

Total	$2,718,389	16.40%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,193,535	$425,898	$989,413
Interest Rate	$1,417,650	$216,251	$686,416
Equity	$1,238,616	$272,249	$746,080
Commodity	$1,549,033	$598,288	$1,112,092

As of December 31, 2013, Augustus I, LLC’s total capitalization was $15,233,555.  The Partnership owned approximately 14% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,118,984	7.35%

Total	$1,118,984	7.35%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,219,145	$51,910	$619,328
Interest Rate	$92,002	–	$15,075

As of December 31, 2013, Kaiser I, LLC’s total capitalization was $51,718,650.  The Partnership owned approximately 4% of Kaiser I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$713,683	1.38%

Interest Rate	611,810	1.18%

Equity	248,710	0.48%

Commodity	103,658	0.20%

Total	$1,677,861	3.24%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,336,691	$22,992	$1,488,345
Interest Rate	$4,218,857	$2,475	$1,332,205
Equity	$7,192,355	$129,192	$2,475,745
Commodity	$1,479,103	–	$433,522

As of December 31, 2013, TT II, LLC’s total capitalization was $508,256,409.  The Partnership owned approximately 1% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$36,018,348	7.09%

Interest Rate	9,081,535	1.79%

Equity	17,291,541	3.40%

Commodity	36,416,803	7.17%

Total	$98,808,227	19.45%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$37,638,813	$5,474,243	$17,624,769
Interest Rate	$25,815,930	$3,277,243	$11,818,184
Equity	$29,020,570	$6,586,655	$16,916,915
Commodity	$41,246,716	$14,327,064	$24,069,926

As of December 31, 2013, WNT I, LLC’s total capitalization was $5,582,376.  The Partnership owned approximately  32% of WNT I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$292,507	5.24%

Interest Rate	94,703	1.70%

Equity	288,490	5.17%

Commodity	127,264	2.28%

Total	$802,964	14.39%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$528,259	$210,356	$336,294
Interest Rate	$305,078	$33,697	$128,003
Equity	$482,073	$122,601	$282,874
Commodity	$272,741	$74,121	$155,722

As of December 31, 2013, BHM I, LLC’s total capitalization was $313,607,842.  The Partnership owned approximately 1% of BHM I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$488,620	0.16%

Interest Rate	67,027	0.02%

Equity	2,767,009	0.88%

Commodity	35,095,155	11.19%

Total	$38,417,811	12.25%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$7,162,892	–	$1,716,463
Interest Rate	$6,444,482	–	$1,519,739
Equity	$5,369,695	–	$1,612,129
Commodity	$42,361,561	$16,149,300	$26,558,961

As of December 31, 2013, Altis I, LLC’s total capitalization was $27,768,357.  The Partnership owned approximately 9% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$585,192	2.11%

Interest Rate	795,271	2.86%

Equity	564,335	2.03%

Commodity	2,989,671	10.77%

Total	$4,934,469	17.77%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,090,904	$345,576	$728,931
Interest Rate	$1,365,410	$305,786	$821,536
Equity	$1,902,335	$192,007	$946,467
Commodity	$3,777,525	$1,764,044	$2,970,949

As of December 31, 2013, Boronia I, LLC’s total capitalization was $65,220,505.  The Partnership owned approximately 4% of Boronia I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$1,686,465	2.59%

Interest Rate	1,335,142	2.05%

Equity	1,905,034	2.92%

Commodity	2,706,808	4.15%

Total	$7,633,449	11.71%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,014,107	$251,044	$2,188,362
Interest Rate	$3,815,651	$258,654	$1,509,121
Equity	$5,076,611	$443,259	$2,245,443
Commodity	$4,896,991	$557,636	$3,083,483

As of December 31, 2013, Rotella I, LLC’s total capitalization was $5,985,093.  The Partnership owned approximately 33% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$277,057	4.63%

Interest Rate	123,272	2.06%

Equity	370,860	6.20%

Commodity	182,103	3.04%

Total	$953,292	15.93%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$400,639	$74,405	$210,890
Interest Rate	$413,332	$28,749	$161,429
Equity	$486,506	$78,582	$292,151
Commodity	$210,965	$41,841	$112,948

The Partnership terminated trading in AHL I, LLC as of October 31, 2013.

   Ten Months Ended October 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,812,072	–	$1,389,469
Interest Rate	$1,570,321	–	$514,928
Equity	$1,881,179	–	$700,206
Commodity	$834,215	–	$556,855

The Partnership terminated trading in Chesapeake I, LLC as of June 30, 2013.

Six Months Ended June 30, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$404,917	–	$295,551
Interest Rate	$335,583	–	$164,564
Equity	$825,593	–	$691,867
Commodity	$881,948	–	$704,633

The Partnership terminated trading in GLC I, LLC as of January 31, 2013.

One Months Ended January 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$537,816	–	$216,075
Interest Rate	$92,337	–	$31,779
Equity	$87,534	–	$28,864

As of December 31, 2012, Aspect I, LLC’s total capitalization was $31,833,661.  The Partnership owned approximately 8% of Aspect I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,193,535	6.89%

Interest Rate	754,804	2.37%

Equity	1,238,616	3.89%

Commodity	900,415	2.83%

Total	$5,087,370	15.98%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,503,702	$595,850	$1,849,965
Interest Rate	$2,239,108	$571,826	$1,216,933
Equity	$1,258,252	$358,290	$780,810
Commodity	$1,689,731	$789,145	$1,346,887

As of December 31, 2012, Augustus I, LLC’s total capitalization was $8,493,083.  The Partnership owned approximately 12% of Augustus I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$243,718	2.87%

Total	$243,718	2.87%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,984,508	$242,834	$868,132
Interest Rate	$222,112	–	$73,876
Equity	$1,000,000	–	$5,571

As of December 31, 2012, Chesapeake  I, LLC’s total capitalization was $11,573,391.  The Partnership owned approximately 16% of Chesapeake I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$404,917	3.50%

Interest Rate	335,583	2.90%

Equity	785,203	6.78%

Commodity	881,948	7.62%

Total	$2,407,651	20.80%

Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$460,983	$227,842	$344,791
Interest Rate	$421,156	$201,281	$320,623
Equity	$795,284	$158,395	$476,526
Commodity	$1,106,623	$576,110	$912,448

As of December 31, 2012, GLC I, LLC’s total capitalization was $7,173,981.  The Partnership owned approximately 14% of GLC I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$521,574	7.27%

Interest Rate	92,337	1.29%

Equity	76,130	0.54%

Total	$690,041	9.10%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$915,618	$64,476	$521,537
Interest Rate	$386,741	–	$93,360
Equity	$2,045,803	–	$91,432
Commodity	$236,250	–	$1,354

As of December 31, 2012, Kaiser I, LLC’s total capitalization was $7,455,921.  The Partnership owned approximately 18% of Kaiser I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$23,049	0.31%

Interest Rate	3,459	0.05%

Equity	129,192	1.73%

Total	$155,700	2.09%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$521,285	$258	$138,683
Interest Rate	$399,602	–	$121,015
Equity	$856,581	–	$139,546
Commodity	$137,073	–	$37,418

As of December 31, 2012, TT II, LLC’s total capitalization was $510,360,229.  The Partnership owned approximately 1% of TT II, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$23,189,886	4.54%

Interest Rate	19,215,839	3.77%

Equity	17,602,639	3.45%

Commodity	22,355,094	4.38%

Total	$82,363,458	16.14%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$41,325,209	$8,600,405	$21,558,410
Interest Rate	$35,683,131	$8,280,746	$22,479,992
Equity	$20,130,770	$4,231,868	$12,999,235
Commodity	$26,447,811	$11,600,669	$18,814,310

As of December 31, 2012, WNT I, LLC’s total capitalization was $10,023,479.  The Partnership owned approximately 29% of WNT I, LLC.
		% of Total
Market Sector	VaR	Capitalization

Currency	$528,259	5.27%

Interest Rate	305,078	3.04%

Equity	482,073	4.81%

Commodity	168,941	1.69%

Total	$1,484,351	14.81%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$676,272	$316,730	$470,415
Interest Rate	$687,293	$225,412	$469,729
Equity	$504,132	$89,555	$306,720
Commodity	$442,465	$165,035	$346,418

As of December 31, 2012, BHM I, LLC’s total capitalization was $400,129,363.  The Partnership owned approximately 1% of BHM I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$2,353,158	0.59%

Interest Rate	340,639	0.09%

Commodity	18,985,549	4.74%

Total	$21,679,346	5.42%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$12,680,962	$259,639	$7,283,125
Interest Rate	$6,703,240	$182,760	$2,834,140
Equity	$4,200,350	–	$1,260,633
Commodity	$37,860,223	$15,628,562	$26,432,348

As of December 31, 2012, Altis I, LLC’s total capitalization was $38,434,878.  The Partnership owned approximately 8% of Altis I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$992,856	2.58%

Interest Rate	1,365,410	3.55%

Equity	1,274,537	3.32%

Commodity	1,903,385	4.95%

Total	$5,536,188	14.40%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,077,225	$349,925	$929,590
Interest Rate	$2,353,079	$1,007,877	$1,599,447
Equity	$1,274,537	$222,343	$611,707
Commodity	$3,585,044	$1,679,294	$2,444,140

As of December 31, 2012, AHL I, LLC’s total capitalization was $34,717,173.  The Partnership owned approximately 8% of AHL I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$3,812,072	10.98%

Interest Rate	1,570,321	4.52%

Equity	1,881,179	5.42%

Commodity	623,273	1.80%

Total	$7,886,845	22.72%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,684,324	$1,177,741	$2,835,886
Interest Rate	$1,778,562	$607,098	$1,326,426
Equity	$1,913,269	$333,281	$951,747
Commodity	$1,744,246	$506,474	$1,006,776

As of December 31, 2012, Boronia I, LLC’s total capitalization was $14,155,117.  The Partnership owned approximately 8% of Boronia I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$251,044	1.77%

Interest Rate	258,654	1.83%

Equity	443,259	3.13%

Commodity	557,636	3.94%

Total	$1,510,593	10.67%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,581,065	$178,935	$701,779
Interest Rate	$1,458,139	$117,908	$474,250
Equity	$1,495,820	$194,485	$549,594
Commodity	$1,417,780	$270,960	$706,600

As of December 31, 2012, Rotella I, LLC’s total capitalization was $4,795,730.  The Partnership owned approximately 29% of Rotella I, LLC.

		% of Total
Market Sector	VaR	Capitalization

Currency	$191,053	3.98%

Interest Rate	136,189	2.84%

Equity	288,745	6.02%

Commodity	52,671	1.10%

Total	$668,658	13.94%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$373,337	$109,557	$235,656
Interest Rate	$373,496	$85,246	$205,973
Equity	$449,114	$65,648	$230,244
Commodity	$182,129	$33,706	$112,448
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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisor for each Trading Company, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2013 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2013, the Partnership’s primary exposures were in the Dow Jones Euro STOXX 50 (Europe), S&P 500 (U.S.), DAX (Germany), CBOE VIX (U.S.), NASDAQ 100 (U.S.), CAC 40 (France), FTSE 100 (U.K.), MIB (Italy), and Dow 30 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates.  Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodities:
Metals.  The Partnership’s primary metal market exposure as of December 31, 2013 was to fluctuations in the price of palladium, tin, gold, silver, and nickel.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, and wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2013.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Softs.  The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2013.

Livestock.  The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and related items of the Partnership are filed under this Item 8: Report of Deloitte & Touche LLP, independent registered public accounting firm, Statements of Financial Condition as of December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 2013, 2012, and 2011; and Notes to Financial Statements.  Additional financial information has been filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8.

To the Limited Partners of:

Meritage Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/Alper Daglioglu
Alper Daglioglu
President and Director
Ceres Managed Futures LLC,
General Partner of
Meritage Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control – Integrated Framework.  Based on its assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2013.

/s/Alper Daglioglu
Alper Daglioglu
President and Director
Ceres Managed Futures LLC
General Partner,
Meritage Futures Fund L.P.

/s/Alice Lonero
Alice Lonero
Chief Financial Officer
Ceres Managed Futures LLC
General Partner,
Meritage Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Meritage Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Meritage Futures Fund L.P. (the "Partnership") as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Meritage Futures Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 25, 2014

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION

           December 31,
	2013	2012
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	4,348,325	5,177,988
Investment in TT II, LLC	3,143,193	5,110,036
Investment in Altis I, LLC	2,575,826	2,919,444
Investment in Boronia I, LLC	2,418,474	1,109,114
Investment in Augustus I, LLC	2,199,151	1,015,341
Investment in Rotella I, LLC	1,945,710	1,411,942
Investment in Kaiser I, LLC	1,905,973	1,329,795
Investment in WNT I, LLC	1,765,749	2,951,079
Investment in Aspect I, LLC	1,640,522	2,510,910
Investment in AHL I, LLC	—	2,728,768
Investment in Chesapeake I, LLC	—	1,839,700
Investment in GLC I, LLC	—	984,391

Total Investments in Affiliated Trading Companies, at fair value (cost $23,365,914 and $32,207,757, respectively)	21,942,923	29,088,508

Total Assets	21,942,923	29,088,508

LIABILITIES

Redemptions payable	636,091	970,186

Total Liabilities	636,091	970,186

PARTNERS’ CAPITAL
Class A (19,452.230 and 25,408.249 Units, respectively)	17,545,441	23,194,332
Class B (2,464.672 and 2,846.410 Units, respectively)	2,295,673	2,669,850
Class C (1,123.476 and 1,721.285 Units, respectively)	1,080,593	1,658,891
Class Z (375.510 and 585.054 Units, respectively)	385,125	595,249

Total Partners’ Capital	21,306,832	28,118,322

Total Liabilities and Partners’ Capital	21,942,923	29,088,508

NET ASSET VALUE PER UNIT
Class A	901.98	912.87
Class B	931.43	937.97
Class C	961.83	963.75
Class Z	1,025.61	1,017.43

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES

      For the Years Ended December 31,
	2013	2012	2011
	$	$	$
EXPENSES
Ongoing Placement Agent fees	462,917	646,609	898,319
General Partner fees	248,988	350,115	513,357
Administrative fees	99,595	140,046	205,343

Total Expenses	811,500	1,136,770	1,617,019

NET INVESTMENT LOSS	(811,500)	(1,136,770)	(1,617,019)

NET REALIZED/CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS
Net realized gain/loss	(1,122,610)	(727,487)	2,601,519
Net change in unrealized appreciation (depreciation) on investments	1,696,258	(1,019,228)	(6,833,839)
Total Net Realized/Change in Unrealized Appreciation (Depreciation) on Investments	573,648	(1,746,715)	(4,232,320)

NET LOSS	(237,852)	(2,883,485)	(5,849,339)

NET INCOME (LOSS) ALLOCATION
Class A	(221,956)	(2,384,141)	(4,201,658)
Class B	(14,922)	(287,987)	(631,612)
Class C	(2,159)	(168,238)	(906,562)
Class Z	1,185	(43,119)	(109,507)

NET INCOME (LOSS) PER UNIT *
Class A	(10.89)	(85.02)	(126.96)
Class B	(6.54)	(82.21)	(124.00)
Class C	(1.92)	(79.21)	(120.87)
Class Z	8.18	(72.58)	(114.12)

	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	22,647.783	29,217.056	33,804.274
Class B	2,660.450	3,656.070	5,240.673
Class C	1,314.969	2,112.391	6,781.441
Class Z	480.209	638.273	950.112

* Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Years Ended December 31, 2013, 2012 and 2011

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2010	42,138,662	6,308,090	8,762,829	1,218,920	58,428,501

Subscriptions	3,191,344	300,000	400,000	—	3,891,344

Net Loss	(4,201,658)	(631,612)	(906,562)	(109,507)	(5,849,339)

Redemptions	(10,243,543)	(1,796,265)	(6,032,332)	(307,046)	(18,379,186)

Partners’ Capital,
December 31, 2011	30,884,805	4,180,213	2,223,935	802,367	38,091,320

Subscriptions	3,835,820	753,047	—	—	4,588,867

Net Loss	(2,384,141)	(287,987)	(168,238)	(43,119)	(2,883,485)

Redemptions	(9,142,152)	(1,975,423)	(396,806)	(163,999)	(11,678,380)

Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	381,504	—	—	—	381,504

Net Income (Loss)	(221,956)	(14,922)	(2,159)	1,185	(237,852)

Redemptions	(5,808,439)	(359,255)	(576,139)	(211,309)	(6,955,142)

Partners’ Capital December 31, 2013	17,545,441	2,295,673	1,080,593	385,125	21,306,832

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.
Notes to Financial Statements

1.  Organization

Meritage Futures Fund L.P. (“Meritage” or the “Partnership”) is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Partnership and LV Futures Fund L.P. (collectively, the “Profile Series”), and was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities, and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 6. Financial Instruments of the Trading Companies).  The Partnership indirectly allocates substantially all of its assets in multiple affiliated trading companies (each a “Trading Company” or collectively, the “Trading Companies”), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each a “Trading Advisor” or collectively, the “Trading Advisors”), each of which, except for GAM International Management Limited (“GAM”) is registered with the Commodity Futures Trading Commission, and which makes investment decisions for each respective Trading Company.  Prior to May 1, 2011, Polaris Futures Fund L.P. was also one of the partnerships in the Profile Series.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (the “Placement Agent”) to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker.  MS&Co. is referred to as the “Commodity Broker”.  Morgan Stanley & Co. International plc (“MSIP”) previously acted as each Trading Company’s commodity broker to the extent it traded on the London Metal Exchange (“LME”).  Each Trading Company’s over-the-counter foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on over-the-counter foreign currency forward contracts.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

Effective October 31, 2013, Ceres terminated the advisory agreement dated as of May 4, 2011, among Morgan Stanley Smith Barney AHL I, LLC (“AHL I, LLC”), the General Partner and Man-AHL (USA) Ltd. (“Man-AHL”), pursuant to which Man-AHL traded a portion of the Trading Company’s (and, indirectly the Partnership’s) assets in Futures Interests.  Consequently, Man-AHL ceased all Futures Interests trading on behalf of AHL I, LLC (and, indirectly, the Partnership).  The General Partner has reallocated the net assets formerly allocated to Man-AHL among the remaining Trading Advisors of the Partnership.

Effective June 30, 2013, Ceres terminated the management agreement among the General Partner, Chesapeake Capital Corporation and Morgan Stanley Smith Barney Chesapeake Diversified I, LLC (“Chesapeake I, LLC”) pursuant to which Chesapeake I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently,

Chesapeake I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

Effective January 31, 2013, Ceres terminated the advisory agreement with Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”) pursuant to which GLC I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently GLC I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

Effective January 4, 2012, Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) commenced using MS&Co. as its clearing commodity broker.

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Partnership and each Trading Company.  Effective November 1, 2011, the administrative services previously provided by State Street are provided by Morgan Stanley  Wealth Management.

Effective August 31, 2011, Ceres terminated the advisory agreement with Morgan Stanley Smith Barney DKR Fusion I, LLC (“DKR I, LLC”), pursuant to which DKR Fusion Management L.P. (“DKR”) traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, DKR ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

Effective June 1, 2011, the Partnership, through its investment in Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”) added Altis Partners (Jersey) Limited as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership, through its investment in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”) added Blenheim Capital Management, L.L.C. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership, through its investment in Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) added Boronia Capital Pty. Ltd. as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership, through its investment in DKR I, LLC added DKR as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership, through its investment in Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”) added Rotella Capital Management, Inc., as a Trading Advisor to the Partnership.

Effective June 1, 2011, the Partnership, through its investment in AHL I, LLC added Man-AHL as a Trading Advisor to the Partnership.

Effective May 31, 2011, Morgan Stanley & Co. Incorporated changed its name to Morgan Stanley & Co. LLC.

Effective May 18, 2011, Ceres changed the name of Managed Futures Profile MV, L.P. to Meritage Futures Fund L.P.  The name change did not have any impact on the operation of the Partnership or its limited partners.

The Partnership’s financial statements have been prepared using the “Fund of Funds” approach and accordingly the Partnership pro rata portion of the revenue and expense amounts from the Trading Companies is reflected as a “Total Net Realized/Change in Unrealized Appreciation (Depreciation) on Investments” on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of December 31, 2013 and 2012, the Partnership’s cash balance was zero.

As of December 31, 2013, 2012, and 2011, there were no Class D Units outstanding in the Partnership.

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

Revenue Recognition – Net change in unrealized appreciation (depreciation) on investments in the Trading Companies is recorded based upon the proportionate share of the Partnership’s aggregate amount of the net performance recorded by each Trading Company.

Valuation of Investments in Affiliated Trading Companies – The Partnership’s investments in affiliated Trading Companies are stated at fair value which is based on (1) the Partnership’s net contribution to the Trading Companies and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized appreciation/depreciation of each Trading Company.

Net Income (Loss) per Unit – Net income (loss) per Unit is computed in accordance with the specialized accounting for Investment Companies as illustrated in the Financial Highlights Footnote (refer to Note 9. Financial Highlights) and is allocated to all partners at the end of each month in proportion to their respective opening capital accounts.

General Partner Fees – The Partnership pays Ceres a monthly administration fee equal to 1/12th of 1.0% (a 1.0% annual rate) of the net asset value of each Class in the Partnership at the beginning of each month for services of operating and managing the Partnership.

Placement Agent Fees –Morgan Stanley Wealth Management currently serves as the Placement Agent  and may appoint affiliates or third parties as additional Placement Agents.  The Partnership pays the Placement Agent an ongoing compensation on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

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

Administrative Fees – The Partnership pays Ceres a monthly fee to cover all of the administrative, operating, offering and organizational expenses (the “Administrative Fee”).  The monthly Administrative Fee is equal to 1/12th of 0.40% (0.40% annual rate) of the beginning of the month net asset of the Partnership.

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

Redemptions – Limited partners may redeem some or all of their Units at 100% of the net asset value per Unit as of the last day of any month (a “Redemption Date”).  The request for redemption must be delivered to a limited partner’s Morgan Stanley Financial Advisor or Private Wealth Advisor at Morgan Stanley Wealth Management branch office in time for it to be forwarded to and received by Ceres, no later than 3:00 p.m., New York City time, on the third business day before the end of the month in which the redemption is to be effective. Investors must maintain a minimum investment in the Partnership of three Units unless an investor is withdrawing his or her entire investment. Ceres may cause a limited partner to withdraw (in whole or in part) from a

Partnership at any time and for any reason.  Ceres will not cause a limited partner to withdraw if the value of his or her investment falls below the minimum described above due to the performance of the Partnership.

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

Units Outstanding by Share Class – The table below shows the Units outstanding by share Class for the Partnership for the three years in the period ended December 31, 2013.
Share Class	A	B	C	Z
Ending Units December 31, 2010	37,461.613	5,513.195	7,529.287	1,012.277

Subscriptions	2,897.076	264.024	352.690	–
Redemptions	(9,408.560)	(1,679.689)	(5,749.642)	(276.171)

Ending Units December 31, 2011	30,950.129	4,097.530	2,132.335	736.106

Subscriptions	3,865.752	759.136	–	–
Redemptions	(9,407.632)	(2,010.256)	(411.050)	(151.052)

Ending Units December 31, 2012	25,408.249	2,846.410	1,721.285	585.054

Subscriptions	414.189	–	–	–
Redemptions	(6,370.208)	(381.738)	(597.809)	(209.544)
Ending Units
December 31, 2013	19,452.230	2,464.672	1,123.476	375.510

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

The guidance issued by the Financial Accounting Standards Board (the “FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2013 and 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Other Pronouncements
In June 2013, the FASB, issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

3.  Trading Companies

Investments in Affiliated Trading Companies – The Partnership’s assets identified as “Investments in Affiliated Trading Companies” reflected on the Statements of Financial Condition represent the

Partnership’s pro rata share of each Trading Company’s net asset value.  The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests positions, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.  U.S. GAAP permits the Partnership, as a practical expedient, to estimate the fair value of an investment using the net asset value per share of the investment, if the net asset value per share of the investment is calculated in a manner consistent with the measurement principles of FASB ASC 946 as of the reporting entity’s measurement date.

The clearing commodity broker for the Trading Companies is MS&Co. MS&Co. is referred to as the “Commodity Broker”.  MSIP previously served as the commodity broker for traded on the LME.  MS&Co. acts as the counterparty on all trading of foreign currency forward contracts for all the Trading Companies.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts for all the Trading Companies.  MS&Co. and its affiliates act as custodians of the Trading Companies’ assets. MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Each Trading Company pays a brokerage fee to MS&Co. as described below.  Each Trading Company’s cash is on deposit in commodity brokerage account with Morgan Stanley.

The following tables summarize the Partnership’s investments in affiliated Trading Companies as of December 31, 2013 and 2012.  Each Trading Company pays each Trading Advisor a monthly management fee and a quarterly incentive fee equal to 20% of the trading profits earned (refer to Note 5. Trading Advisors to the Trading Companies for further information).

   December 31, 2013
Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
BHM I, LLC	20.4	4,348,325	3,799	89,176	–	15,606
TT II, LLC	14.8	3,143,193	(46,092)	64,663	–	12,933
Altis I, LLC	12.1	2,575,826	(113,635)	33,971	–	9,512
Boronia I, LLC	11.4	2,418,474	320,853	41,080	34,265	7,298
Augustus I, LLC	10.3	2,199,151	(86,082)	30,277	6,602	7,065
Rotella I, LLC	9.1	1,945,710	134,805	18,997	15,426	6,649
Kaiser I, LLC	8.9	1,905,973	221,377	36,009	33,060	6,297
WNT I, LLC	8.3	1,765,749	246,018	30,754	33,842	7,176
Aspect I, LLC	7.7	1,640,522	(65,594)	30,804	–	7,188
Chesapeake I, LLC	–	–	15,569	7,707	–	2,697
GLC I, LLC	–	–	5,876	290	–	233
AHL I, LLC	–	–	(63,246)	24,315	–	4,255

   December 31, 2012
Investment	% of Meritage’s Partners’ Capital	Fair Value	Meritage’s pro rata Net Income/(Loss)	Meritage’s Management Fees	Meritage’s Incentive Fees	Meritage’s Administrative Fees
		$	$	$	$	$
BHM I, LLC	18.4	5,177,988	(275,024)	123,408	–	21,596
TT II, LLC	18.2	5,110,036	(1,404)	100,285	4,127	20,057
WNT I, LLC	10.5	2,951,079	(154,481)	50,333	448	11,744
Altis I, LLC	10.4	2,919,444	(307,295)	43,294	–	12,122
AHL I, LLC	9.7	2,728,768	(239,519)	66,596	–	11,654
Aspect I, LLC	8.9	2,510,910	(280,995)	48,640	6,154	9,919
Chesapeake I, LLC	6.5	1,839,700	(461,516)	40,488	–	7,085
Rotella I, LLC	5.0	1,411,942	(81,635)	18,037	–	6,313
Kaiser I, LLC	4.7	1,329,795	(24,802)	29,527	–	6,387
Boronia I, LLC	3.9	1,109,114	(82,827)	33,212	–	5,812
Augustus I, LLC	3.6	1,015,341	108,235	19,823	–	4,625
GLC I, LLC	3.5	984,391	54,548	20,969	–	4,893

The strategy for each Trading Company is disclosed in Note 5. Trading Advisors to the Trading Companies.

For all Trading Companies, contributions and withdrawals are permitted on a monthly basis.  As of December 31, 2013 and 2012, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

Valuation – Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as “Net unrealized gain/loss” on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized trading profit (loss)” from one period to the next on the Trading Companies’ Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period from various exchanges.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Trading Companies may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interests on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of a Futures Interests on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Trading Companies’ Statements of Financial Condition. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss within the Statements of Income and Expenses.

Revenue Recognition – Monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero.  When the effective rate is less than zero, no interest is earned.  For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received.  MS&Co. will retain any excess interest not paid to each Trading Company.

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

5.  Trading Advisors to the Trading Companies
Ceres retains certain commodity Trading Advisors to make all trading decisions for the Trading Companies.  The Trading Advisors and their strategies for each Trading Company as of December 31, 2013 are as follows:

Trading Company	Trading Advisor	Strategy
Altis I, LLC	Altis Partners (Jersey) Limited	Global Futures Program

Morgan Stanley Smith Barney	Aspect Capital Limited	Aspect Diversified Program
Aspect I, LLC
(“Aspect I, LLC”)

Augustus I, LLC	GAM International Management	Global Rates Program – Futures/FX Only
Limited

BHM I, LLC	Blenheim Capital Management, L.L.C.	Global Markets Strategy Program (Futures/FX)

Boronia I, LLC	Boronia Capital Pty. Ltd.	Boronia Diversified Program

Kaiser I, LLC	Kaiser Trading Group Pty. Ltd.	Global Diversified Trading Program

Rotella I, LLC	Rotella Capital Management, Inc.	Polaris Program

TT II, LLC	Transtrend B.V.	Enhanced Risk Profile (USD) of Diversified Trend Program

WNT I, LLC	Winton Capital Management Limited	Diversified Trading Program

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

8.  Fair Value Measurements and Disclosures
On October 1, 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

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
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013	$	$	$	$
Investment in BHM I, LLC	—	4,348,325	—	4,348,325
Investment in TT II, LLC	—	3,143,193	—	3,143,193
Investment in Altis I, LLC	—	2,575,826	—	2,575,826
Investment in Boronia I, LLC	—	2,418,474	—	2,418,474
Investment in Augustus I, LLC	—	2,199,151	—	2,199,151
Investment in Rotella I, LLC	—	1,945,710	—	1,945,710
Investment in Kaiser I, LLC	—	1,905,973	—	1,905,973
Investment in WNT I, LLC	—	1,765,749	—	1,765,749
Investment in Aspect I, LLC	—	1,640,522	—	1,640,522

Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012	$	$	$	$
Investment in BHM I, LLC	—	5,177,988	—	5,177,988
Investment in TT II, LLC	—	5,110,036	—	5,110,036
Investment in WNT I, LLC	—	2,951,079	—	2,951,079
Investment in Altis I, LLC	—	2,919,444	—	2,919,444
Investment in AHL I, LLC	—	2,728,768	—	2,728,768
Investment in Aspect I, LLC	—	2,510,910	—	2,510,910
Investment in Chesapeake I, LLC	—	1,839,700	—	1,839,700
Investment in Rotella I, LLC	—	1,411,942	—	1,411,942
Investment in Kaiser I, LLC	—	1,329,795	—	1,329,795
Investment in Boronia I, LLC	—	1,109,114	—	1,109,114
Investment in Augustus I, LLC	—	1,015,341	—	1,015,341
Investment in GLC I, LLC	—	984,391	—	984,391

At December 31, 2013, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 19.80%;  TT II, LLC 14.30%; Kaiser I, LLC 8.70%; Altis I, LLC              11.75%; Aspect I, LLC 7.50%; WNT I, LLC 8.05%; Boronia I, LLC 11.00%; Augustus I, LLC            10.00%; and Rotella I, LLC 8.90% of the total investments of the Partnership, respectively.

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

9.  Financial Highlights

	Class A	Class B	Class C	Class Z
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43

NET OPERATING RESULTS:
Net investment loss	(30.98)	(27.21)	(23.22)	(14.36)
Net realized/unrealized gain	20.09	20.67	21.30	22.54

Net income (loss)	(10.89)	(6.54)	(1.92)	8.18

NET ASSET VALUE,
DECEMBER 31, 2013:	$ 901.98	$ 931.43	$ 961.83	$ 1,025.61
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	- 2.90%	-2.40%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	1.40%
TOTAL RETURN:	-1.19%	- 0.70%	-0.20%	0.80%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2012:	$ 997.89	$ 1,020.18	$ 1,042.96	$ 1,090.01

NET OPERATING RESULTS:
Net investment loss	(33.18)	(28.98)	(24.56)	(15.07)
Net realized/unrealized loss	(51.84)	(53.23)	(54.65)	(57.51)

Net loss	(85.02)	(82.21)	(79.21)	(72.58)

NET ASSET VALUE,
DECEMBER 31, 2012:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	- 2.90%	-2.40%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	1.40%
TOTAL RETURN:	-8.52%	- 8.06%	-7.59%	-6.66%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2011:	$ 1,124.85	$ 1,144.18	$ 1,163.83	$ 1,204.13

NET OPERATING RESULTS:
Net investment loss	(36.91)	(32.21)	(27.25)	(16.43)
Net realized/unrealized loss	(90.05)	(91.79)	(93.62)	(97.69)

Net loss	(126.96)	(124.00)	(120.87)	(114.12)

NET ASSET VALUE,
DECEMBER 31, 2011:	$ 997.89	$ 1,020.18	$ 1,042.96	$ 1,090.01
RATIOS TO AVERAGE NET ASSETS:
Net investment loss	-3.40%	-2.90%	-2.40%	-1.40%
Partnership expenses (1)	3.40%	2.90%	2.40%	1.40%
TOTAL RETURN:	-11.29%	-10.84%	-10.39%	-9.48%

RATIOS TO AVERAGE NET ASSETS FOR TRADING COMPANIES AS OF
DECEMBER 31, 2013:

Interest Income	– (2)
Trading Company Administrative Fees	(0.35)%
Management Fees	(1.64)%
Incentive Fees	(0.50)%

(1) Does not include the expenses of the Trading Companies in which the Partnership invests.

(2) Amount less than 0.005%.

10.  Subsequent Events

Management performed its evaluation of subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results	Net Income/(Loss)

2013
March 31	$ 620,477	$ 394,451
June 30	(221,237)	(432,471)
September 30	(603,044)	(796,884)
December 31	777,452	597,052

Total	573,648	(237,852)

               Net Income (Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$12.52	$14.05	$ 15.65	$ 19.09
June 30	(16.69)	(15.99)	(15.23)	(13.56)
September 30	(30.39)	(30.17)	(29.89)	(29.21)

December 31	23.67	25.57	27.55	31.85

Total	$(10.89)	$(6.54)	$(1.92)	$8.17

Quarter Ended	Total Trading Results	Net Loss

2012
March 31	$ 133,656	$ (170,922)
June 30	(992,258)	(1,295,646)
September 30	130,350	(150,848)
December 31	(1,018,463)	(1,266,069)

Total	$(1,746,715)	$(2,883,485)

               Net Income/(Loss) Per Unit
Share Class	Class A	Class B	Class C	Class Z
March 31	$ (5.49)	$ (4.34)	$ (3.14)	$ (0.55)
June 30	(35.73)	(35.34)	(34.90)	(33.90)
September 30	(5.99)	(4.91)	(3.79)	(1.34)

December 31	(37.81)	(37.62)	(37.38)	(36.79)

Total	$(85.02)	$(82.21)	$(79.21)	$(72.58)

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
 AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting
Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  Ceres has concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management's report in this annual report.

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

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors and its affairs are managed by its General Partner.  Investment decisions are made by the Trading Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (Chief Financial Officer), Colbert Narcisse (Director), Harry Handler (Director), Patrick T. Egan (Director), Craig Abruzzo (Director) and Jeremy Beal (Chairman of the Board of Directors of the General Partner).  Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Alper Daglioglu, Patrick T. Egan, Alice Lonero and Jeremy Beal serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (nee Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero was appointed as Chief Financial Officer of the General Partner effective as of September 13, 2013, and has been listed as a principal since October 2013.  Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan

Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August  2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In  October 2012, Mr. Beal was appointed Chief Operating Officer of  JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific

University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor.  From March 2009 until July 2009, Mr. Narcisse took personal leave.  From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups.  From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner.  Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council.  Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University.  He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013, and is an associate member of the NFA.  Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business.  Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA.  Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley Wealth Management since June 2009 and listed as a branch office manager since February 2013.  Mr. Handler serves as an Executive Director at Morgan Stanley Wealth Management in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted  Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the

Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA.  Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  Since June 2011, Mr. Egan has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Wealth Management  Managed Futures.  From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Wealth Management, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures.  Since November 2010, Mr. Egan has been registered as an associated person of Morgan

Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.  From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co.  From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.   From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc.  From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate.  Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms.  Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013, were timely and correctly made.

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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2013, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b)  Security Ownership of Management - At December 31, 2013, the officers and directors of Ceres did not own any Units.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co., on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings were approximately $116,616 for the year ended December 31, 2013, and $13,063 for the year ended December 31, 2012.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees.  The Partnership did not pay D&T any amounts in 2013 and 2012 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV
Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm are filed in Item 8 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2013 and December 31, 2012.

-	Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

-           Notes to Financial Statements.

Additionally, Financial Statements of the Trading Companies required by Regulation S-X are filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, 99.6, 99.7 and 99.8.

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

MERITAGE FUTURES FUND L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 28, 2014	By:	/s/ Alper Daglioglu
Alper Daglioglu,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Alper Daglioglu	March 28, 2014
Alper Daglioglu, President, Director

	/s/	Alice Lonero	March 28, 2014
Alice Lonero, Chief Financial Officer, Principal Accounting Officer

	/s/	Craig Abruzzo	March 28, 2014
Craig Abruzzo, Director

	/s/	Patrick T. Egan	March 28, 2014
Patrick T. Egan, Director

	/s/	Harry Handler	March 28, 2014
Harry Handler, Director

	/s/	Jeremy Beal	March 28, 2014
Jeremy Beal, Director

	/s/	Colbert Narcisse	March 28, 2014
Colbert Narcisse, Director

EXHIBIT INDEX
ITEM

1.1!
Placement Agent Agreement dated June 1, 2007 by and among Morgan Stanley Managed Futures L.V., L.P., Morgan Stanley Managed Futures MV, L.P., Morgan Stanley Managed Futures HV, L.P., the General Partner and Morgan Stanley & Co. Incorporated.

3.1!	Certificate of Limited Partnership of the Registrant, dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4!!	Fourth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of June 1, 2011.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2††	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.3††	Advisory Agreement among Morgan Stanley Managed Futures Chesapeake I, LLC, Demeter Management Corporation and Chesapeake Capital Corporation dated April 30, 2007.

10.4
Amendment No. 1 to the Advisory Agreement, among Morgan Stanley Smith Barney Chesapeake Diversified I, LLC, the General Partner, and Chesapeake Capital Corporation, dated as of January 1, 2913, filed herewith.

10.5††	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.6††	Amendment No. 1 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated March 1, 2012.

10.7††	Amendment No. 2 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated January 1, 2013.

10.8††	Advisory Agreement among Morgan Stanley Managed Futures Transtrend I, LLC, the General Partner and Transtrend B.V., dated April 30, 2007.

E-1

10.9	Amendment No. 1 to Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., dated as of May 5, 2011, filed herewith.

10.10	Amendment No. 2 to Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., dated as of January 1, 2014, filed herewith.

10.11††	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, the General Partner and Winton Capital Management Limited, dated April 30, 2007.

10.12	Amendment to the Advisory Agreement dated January 1, 2012, by and among Ceres Managed Futures LLC, Morgan Stanley Smith Barney WNT I, LLC and Winton Capital Management Limited, filed herewith.

10.13*++	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd., dated May 4, 2011.

10.14††	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, Demeter Management Corporation and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.15	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC and Blenheim Capital Management, L.L.C., filed herewith.

10.16††	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Grinham Managed Futures Pty. Ltd, dated April 1, 2008.

10.17††	Amendment No. 1 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC and Boronia Capital Pty. Ltd., dated January 4, 2013.

10.18*++	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures Rotella I, LLC, Demeter Management LLC, Demeter Management LLC and Rotella Capital Management, Inc., dated July 1, 2009.

10.19!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.20!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.21!	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

E-2

10.22!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.23!	Escrow Agreement by and among The Bank of New York, the General Partner and the entities listed on Annex A thereto, dated July 25, 2007.

10.24!	Amended and Restated Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto, dated as of November 12, 2013.

10.25‡‡!	Rider to Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.26!
Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.27!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.28!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.29*‡	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, the General Partner and Augustus Asset Managers Limited, dated September 28, 2009.

10.30*‡	Advisory Agreement among Morgan Stanley Smith Barney GLC I, LLC, the General Partner and GLC Ltd., dated October 1, 2009.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Morgan Stanley Smith Barney AHL I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney Altis I, LLC Financial Statements.

E-3

99.3	Morgan Stanley Smith Barney Aspect I, LLC Financial Statements.

99.4	Morgan Stanley Smith Barney Augustus I, LLC Financial Statements.

99.5	Morgan Stanley Smith Barney Boronia I, LLC Financial Statements.

99.6	Morgan Stanley Smith Barney Kaiser I, LLC Financial Statements.

99.7	Morgan Stanley Smith Barney Rotella I, LLC Financial Statements.

99.8	Morgan Stanley Smith Barney WNT I, LLC Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
_____________________________

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 5, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 16, 2009.

++	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.

!!	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2012.

††	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 27, 2013.

‡‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 14, 2013.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

^  Submitted electronically herewith.
E-4