Form 10-Q
period 2014-03-31
Meritage Futures Fund L.P.
filed 2014-05-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

As of March 31, 2014, 18,272.176 Limited Partnership Class A Units were outstanding, 1,884.501 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, 375.510 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2014 and 2013	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-47

Item 4.	Controls and Procedures	47-48

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49-61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Securities and Use of Proceeds	61-63

Item 4.	Mine Safety Disclosures	63

Item 6.	Exhibits	63-64

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	3,588,297	4,348,325
Investment in Boronia I, LLC	2,641,765	2,418,474
Investment in TT II, LLC	2,276,637	3,143,193
Investment in Altis I, LLC	2,244,443	2,575,826
Investment in Augustus I, LLC	1,905,357	2,199,151
Investment in Kaiser I, LLC	1,813,340	1,905,973
Investment in Rotella I, LLC	1,755,155	1,945,710
Investment in Aspect I, LLC	1,567,075	1,640,522
Investment in WNT I, LLC	–	1,765,749

Total Investments in Affiliated Trading Companies, at fair value (cost $19,526,834 and $23,365,914, respectively)	17,792,069	21,942,923

Receivable from Affiliated Trading Company	1,893,470	–

Total Assets	19,685,539	21,942,923

LIABILITIES

Redemptions payable	1,017,174	636,091

Total Liabilities	1,017,174	636,091

PARTNERS’ CAPITAL
Class A (18,272.176 and 19,452.230 Units, respectively)	15,884,984	17,545,441
Class B (1,884.501 and 2,464.672 Units, respectively)	1,693,941	2,295,673
Class C (770.786 and 1,123.476 Units, respectively)	716,362	1,080,593
Class Z (375.510 and 375.510 Units, respectively)	373,078	385,125

Total Partners’ Capital	18,668,365	21,306,832

Total Liabilities and Partners’ Capital	19,685,539	21,942,923

NET ASSET VALUE PER UNIT
Class A	869.35	901.98
Class B	898.88	931.43
Class C	929.39	961.83
Class Z	993.52	1,025.61

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2014	2013
	$	$

EXPENSES
Ongoing Placement Agent fees	97,465	128,804
General Partner fees	52,383	69,444
Administrative fees	20,953	27,778

Total Expenses	170,801	226,026

NET INVESTMENT LOSS	(170,801)	(226,026)

REALIZED/NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS
Net realized	(269,233)	(386,117)
Net change in unrealized appreciation (depreciation) on investments	(311,774)	1,006,594

Total Net Realized/Change in Unrealized Appreciation (Depreciation) on Investments	(581,007)	620,477

NET INCOME (LOSS)	(751,808)	394,451

NET INCOME (LOSS) ALLOCATION

Class A	(629,244)	321,640
Class B	(74,073)	39,984
Class C	(36,444)	22,482
Class Z	(12,047)	10,345

NET INCOME (LOSS) PER UNIT*

Class A	(32.63)	12.52
Class B	(32.55)	14.05
Class C	(32.44)	15.65
Class Z	(32.09)	19.09

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING

Class A	19,429.217	24,903.514
Class B	2,361.301	2,846.410
Class C	1,123.476	1,564.051
Class Z	375.510	559.565

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2014 and 2013
(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2013	17,545,441	2,295,673	1,080,593	385,125	21,306,832

Subscriptions	444,535	–	–	–	444,535

Net Loss	(629,244)	(74,073)	(36,444)	(12,047)	(751,808)

Redemptions	(1,475,748)	(527,659)	(327,787)	–	(2,331,194)

Partners’ Capital,
March 31, 2014	15,884,984	1,693,941	716,362	373,078	18,668,365

Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	135,000	–	–	–	135,000

Net Income	321,640	39,984	22,482	10,345	394,451

Redemptions	(1,837,290)	–	(442,627)	(93,743)	(2,373,660)

Partners’ Capital,
March 31, 2013	21,813,682	2,709,834	1,238,746	511,851	26,274,113

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2013	19,452.230	2,464.672	1,123.476	375.510	23,415.888

Subscriptions	493.086	–	–	–	493.086

Redemptions	(1,673.140)	(580.171)	(352.690)	–	(2,606.001)

Ending Units,
March 31, 2014	18,272.176	1,884.501	770.786	375.510	21,302.973

Beginning Units,
December 31, 2012	25,408.249	2,846.410	1,721.285	585.054	30,560.998

Subscriptions	147.885	–	–	–	147.885

Redemptions	(1,983.592)	–	(456.486)	(91.238)	(2,531.316)

Ending Units,
March 31, 2013	23,572.542	2,846.410	1,264.799	493.816	28,177.567

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Meritage Futures Fund L.P. (“Meritage” or the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

1.  Organization
The Partnership was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of  domestic commodities, and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company”, or collectively, the “Trading Companies”).  Meritage is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Meritage and LV Futures Fund L.P. (collectively, the “Profile Series”).

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership invests substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”) which makes investment decisions for each respective Trading Company.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of March 31, 2014 and December 31, 2013, the Partnership’s cash balances were zero.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their Trading Advisors for the Partnership at March 31, 2014, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to its investment in the Partnership.  As of March 31, 2014 and December 31, 2013, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

Ceres is not required to maintain any investment in the Partnership, and may withdraw any portion of its interest in the Partnership at any time, as permitted by the Limited Partnership Agreement.  In addition, Class Z Units are only being offered to certain individuals affiliated with Morgan Stanley at Ceres’ sole discretion.  Class Z Unit holders are not subject to paying the ongoing placement agent fee.

Effective March 31, 2014, Ceres terminated the advisory agreement among the General Partner, Winton Capital Management Limited and Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”) pursuant to which WNT I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, WNT I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

2.  Related Party Transactions
Cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley.

Monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned.   For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received.  MS&Co. will retain any excess interest not paid to the Trading Companies.

The Partnership and the Trading Companies pay Ceres or its affiliates a monthly administrative fee.  The Partnership pays monthly general partner fees to Ceres.  The Partnership pays ongoing placement agent fees to Morgan Stanley Wealth Management on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for quarters ended March 31, 2014 and 2013 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2014:	$ 901.98	$ 931.43	$ 961.83	$ 1,025.61

NET OPERATING RESULTS:
Net investment loss	(7.58)	(6.69)	(5.71)	(3.56)
Net realized/unrealized loss	(25.05)	(25.86)	(26.73)	(28.53)
Net loss	(32.63)	(32.55)	(32.44)	(32.09)

NET ASSET VALUE,
MARCH 31, 2014:	$ 869.35	$ 898.88	$ 929.39	$ 993.52
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.45)%	(2.94)%	(2.43)%	(1.42)%
Partnership expenses (1) (2)	3.45%	2.94%	2.43%	1.42%

TOTAL RETURN:	(3.62)%	(3.49)%	(3.37)%	(3.13)%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43

NET OPERATING RESULTS:
Net investment loss	(7.84)	(6.87)	(5.87)	(3.61)
Net realized/unrealized gain	20.36	20.92	21.52	22.70
Net income	12.52	14.05	15.65	19.09

NET ASSET VALUE,
MARCH 31, 2013:	$ 925.39	$ 952.02	$ 979.40	$ 1,036.52
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	(3.45)%	(2.94)%	(2.44)%	(1.42)%
Partnership expenses (1) (2)	3.45%	2.94%	2.44%	1.42%

TOTAL RETURN:	1.37%	1.50%	1.62%	1.88%

(1) Annualized

(2) Does not include the expenses of the Trading Companies in which the Partnership invests.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments of the Trading Companies
The Trading Advisors trade Futures Interests on behalf of the Trading Companies.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Trading Companies’ Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The fair value of an exchange-traded contract is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of an off-exchange-traded contract is based on the fair value quoted by the counterparty.

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.  However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

MERITAGE FUTURES FUND L.P.
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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	–	3,588,297	–	3,588,297
Investment in Boronia I, LLC	–	2,641,765	–	2,641,765
Investment in TT II, LLC	–	2,276,637	–	2,276,637
Investment in Altis I, LLC	–	2,244,443	–	2,244,443
Investment in Augustus I, LLC	–	1,905,357	–	1,905,357
Investment in Kaiser I, LLC	–	1,813,340	–	1,813,340
Investment in Rotella I, LLC	–	1,755,155	–	1,755,155
Investment in Aspect I, LLC	–	1,567,075	–	1,567,075

December 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	—	4,348,325	—	4,348,325
Investment in TT II, LLC	—	3,143,193	—	3,143,193
Investment in Altis I, LLC	—	2,575,826	—	2,575,826
Investment in Boronia I, LLC	—	2,418,474	—	2,418,474
Investment in Augustus I, LLC	—	2,199,151	—	2,199,151
Investment in Rotella I, LLC	—	1,945,710	—	1,945,710
Investment in Kaiser I, LLC	—	1,905,973	—	1,905,973
Investment in WNT I, LLC	—	1,765,749	—	1,765,749
Investment in Aspect I, LLC	—	1,640,522	—	1,640,522

During the period January 1, 2014 to March 31, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At March 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 20.20%; Boronia I, LLC 14.85%; TT II, LLC 12.80%; Altis I, LLC 12.60%; Augustus I, LLC 10.70%; Kaiser I, LLC 10.20%; Rotella I, LLC 9.85%; and Aspect I, LLC 8.80% of the  total investments of the Partnership, respectively.

At December 31, 2013, the Partnership’s investment in the Trading Companies represented approximately:  Kaiser I, LLC,  8.70%; TT II, LLC 14.30%; Aspect I, LLC 7.50%; WNT I, LLC 8.05%; Augustus I, LLC       10.00%; BHM I, LLC 19.80%; Altis I, LLC 11.75%; Boronia I, LLC 11.00%; and Rotella I, LLC 8.90% of the total investments of the Partnership, respectively.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the quarters ended March 31, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended March 31, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
Altis I, LLC	–	(99,083)	(2,116,778)	(2,215,861)
BHM I, LLC	–	(1,587,015)	15,615,536	14,028,521
Kaiser I, LLC	–	(509,701)	(6,943,118)	(7,452,819)

For the Three Months Ended March 31, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
WNT I, LLC	–	(67,182)	580,503	513,321
Morgan Stanley Smith Barney AHL I, LLC	–	(146,744)	1,289,081	1,142,337

6.  Investment Company Status
Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.   ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

management’s assessment, the Partnership has been deemed to be an investment company since inception.  It has all of the fundamental and typical characteristics of an investment company.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the
Partnership’s revenues and expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (the “FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 13.45%; Currency 27.43%; Equity 21.10%; and Commodity 38.02%.

Liquidity.  MS&Co. and its affiliates act as custodians of each Trading Company’s assets pursuant to customer agreements and foreign exchange customer agreements.  The Partnership allocates substantially all of its assets to multiple Trading Companies. Such assets are deposited in the Trading Companies’ trading accounts with MS&Co. or its affiliates.  The funds in such accounts are available for margin and are used to engage in Futures Interests trading pursuant to instructions provided by the Trading Advisors.  The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade Futures Interests indirectly through the investment in the Trading Companies, it is expected that the Trading Companies will continue to own such liquid assets for margin purposes.

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

As of March 31, 2014, approximately 77.13% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 22.87% is forward contracts which are off-exchange-traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of March 31, 2014 and December 31, 2013, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 3/31/2014	Allocation as of 12/31/2013

BHM I, LLC	20.20%	19.80%
Boronia I, LLC	14.85%	11.00%
TT II, LLC	12.80%	14.30%
Altis I, LLC	12.60%	11.75%
Augustus I, LLC	10.70%	10.00%
Kaiser I, LLC	10.20%	8.70%
Rotella I, LLC	9.85%	8.90%
Aspect I, LLC	8.80%	7.50%
WNT I, LLC	–	8.05%

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

For the Quarter Ended March 31, 2014
The Partnership recorded total net realized/change in unrealized depreciation on investments of $(581,007) and expenses totaling $170,801, resulting in a net loss of $751,808 for the quarter ended March 31, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 3/31/14	NAV at 12/31/13

A	869.35	901.98
B	898.88	931.43
C	929.39	961.83
Z	993.52	1,025.61

During the first quarter, the Partnership posted a loss in net asset value per Unit as losses in stock indices, currencies, energies, and global interest rates more than offset gains in agriculturals and metals. The most significant losses were recorded within the global stock index markets during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred during March from long equity index futures positions as prices declined in the first half of the month amid unrest in Russian-Ukrainian relations and weak Chinese economic data. Within the currency markets, losses were recorded primarily in January from short Japanese yen positions as the yen increased in value after emerging-market currencies slid to record lows and investors sought the “safe-haven” currency. Additional losses in this sector were incurred in March from long positions in the euro, Swiss franc, and British pound against the U.S. dollar as their values declined following comments made by Federal Reserve Chair Yellen, which suggested that a stronger economy could lead to U.S. interest rate increases beginning in the middle of next year.  Losses within the energy sector were incurred during January from short futures positions in crude oil and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Additional losses in this sector were recorded in March from long natural gas futures positions as prices declined after milder weather in the U.S. led to a decrease in demand.  Within the global interest rate sector, losses were recorded in March from long futures positions as prices of European and U.S. fixed income futures declined after U.S. Federal Reserve Chair Janet Yellen signaled that the central bank’s stimulus program may end this fall, with benchmark interest rates rising six months later. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the agriculturals complex during January from long cocoa futures positions as prices rose to a 28-month high amid concern that global demand will exceed harvests. Additional gains in this sector were experienced throughout the quarter from long lean hog futures positions as prices rallied due to a spreading virus, which caused slaughter rates to decline and supplies to shrink.  Within the metals markets, gains were experienced during February and March from long palladium futures positions as prices increased after rising tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia.

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

During the first quarter, the Partnership posted a gain in net asset value per Unit as profits in stock indices, currencies, and metals offset losses in interest rates, agriculturals, and energies.  The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan would ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Gains were also achieved within the metals complex during January from long positions in platinum futures as prices increased on supply concerns. During March, long positions in palladium futures resulted in additional metals gains as prices rose amid speculative buying.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors
As of March 31, 2014, Aspect I, LLC’s total capitalization was $15,674,350.  The Partnership owned approximately 10% of Aspect I, LLC.

March 31, 2014

		% of Total
Market Sector	VaR	Capitalization

Currency	$928,656	5.92%

Interest Rate	350,691	2.24%

Equity	561,321	3.58%

Commodity	575,671	3.67%

Total	$2,416,339	15.41%

                Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$928,656	$640,702	$785,142
Interest Rate	$766,928	$348,420	$522,737
Equity	$636,918	$395,162	$537,349
Commodity	$724,196	$501,356	$625,783
* Average of month-end VaR.

As of March 31, 2014, Augustus I, LLC’s total capitalization was $13,872,357.  The Partnership owned approximately 14% of Augustus I, LLC.

March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,155,362	8.33%

Interest Rate	38,390	0.28%

Total	$1,193,752	8.61%

              Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,251,317	$1,099,411	$1,166,484
Interest Rate	$45,411	–	$11,357
* Average of month-end VaR.

As of March 31, 2014, Kaiser I, LLC’s total capitalization was $45,032,856.  The Partnership owned approximately 4% of Kaiser I, LLC.

March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$934,311	2.07%

Interest Rate	2,112,561	4.69%

Equity	1,004,465	2.23%

Commodity	542,023	1.20%

Total	$4,593,360	10.19%

   Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,738,918	$470,706	$1,782,034
Interest Rate	$3,217,413	$282,258	$1,446,609
Equity	$4,555,079	$220,990	$1,660,129
Commodity	$951,286	$102,308	$431,447
* Average of month-end VaR.

As of March 31, 2014, TT II, LLC’s total capitalization was $463,565,949.  The Partnership owned approximately 0.5% of TT II, LLC.

March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$30,676,867	6.62%

Interest Rate	15,119,934	3.26%

Equity	13,109,813	2.83%

Commodity	24,162,441	5.21%

Total	$83,069,055	17.92%

   Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$36,293,115	$15,868,278	$25,277,754
Interest Rate	$22,986,461	$8,602,523	$16,678,847
Equity	$23,316,726	$12,005,255	$18,476,704
Commodity	$37,483,261	$15,499,707	$26,073,917
* Average of month-end VaR.

As of March 31, 2014, BHM I, LLC’s total capitalization was $295,194,113.  The Partnership owned approximately 1% of BHM I, LLC.

March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$156,585	0.05%

Interest Rate	859,479	0.29%

Equity	2,637,927	0.89%

Commodity	38,016,390	12.88%

Total	$41,670,381	14.11%

   Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,715,065	$147,250	$640,183
Interest Rate	$1,927,408	$10,139	$585,235
Equity	$3,690,529	$2,299,971	$2,773,540
Commodity	$43,693,621	$34,714,003	$39,062,740
* Average of month-end VaR.

As of March 31, 2014, Altis I, LLC’s total capitalization was $22,553,843.  The Partnership owned approximately 10% of Altis I, LLC.

March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$343,119	1.52%

Interest Rate	315,334	1.40%

Equity	1,008,728	4.47%

Commodity	2,222,967	9.86%

Total	$3,890,148	17.25%

                                                       Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$585,192	$265,522	$379,300
Interest Rate	$876,439	$315,334	$659,760
Equity	$1,347,631	$449,043	$851,053
Commodity	$2,989,671	$1,811,862	$2,203,110
* Average of month-end VaR.

As of March 31, 2014, Boronia I, LLC’s total capitalization was $63,808,884.  The Partnership owned approximately 4% of Boronia I, LLC.

March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$4,034,300	6.32%

Interest Rate	1,534,501	2.40%

Equity	3,748,738	5.87%

Commodity	2,573,336	4.03%

Total	$11,890,875	18.62%

   Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,972,472	$984,987	$3,320,844
Interest Rate	$3,709,161	$647,220	$1,631,758
Equity	$4,479,828	$1,177,058	$2,504,949
Commodity	$4,210,047	$1,840,388	$2,861,206
* Average of month-end VaR.

As of March 31, 2014, Rotella I, LLC’s total capitalization was $5,151,102.  The Partnership owned approximately 34% of Rotella I, LLC.

                            March 31, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$234,023	4.54%

Interest Rate	144,416	2.80%

Equity	314,234	6.10%

Commodity	130,529	2.53%

Total	$823,202	15.97%

                                  Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$411,345	$170,142	$274,557
Interest Rate	$387,883	$123,253	$223,992
Equity	$393,980	$114,489	$289,959
Commodity	$241,240	$86,238	$162,890
* Average of month-end VaR.

The Partnership terminated trading in WNT I, LLC as of March 31, 2014.

   Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$340,252	–	$266,227
Interest Rate	$210,848	–	$150,753
Equity	$311,304	–	$249,130
Commodity	$166,428	–	$130,140
* Average of month-end VaR.

As of December 31, 2013, Aspect I, LLC’s total capitalization was $16,561,035.  The Partnership owned approximately 10% of Aspect I, LLC.

December 31, 2013
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

* Average of month-end VaR.

As of December 31, 2013, Augustus I, LLC’s total capitalization was $15,233,555.  The Partnership owned approximately 14% of Augustus I, LLC.

December 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,118,984	7.35%

Total	$1,118,984	7.35%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,219,145	$51,910	$619,328
Interest Rate	$92,002	–	$15,075

* Average of month-end VaR.

As of December 31, 2013, Kaiser I, LLC’s total capitalization was $51,718,650.  The Partnership owned approximately 4% of Kaiser I, LLC.

December 31, 2013
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

* Average of month-end VaR.

As of December 31, 2013, TT II, LLC’s total capitalization was $508,256,409.  The Partnership owned approximately 1% of TT II, LLC.

December 31, 2013
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
* Average of month-end VaR.

As of December 31, 2013, WNT I, LLC’s total capitalization was $5,582,376.  The Partnership owned approximately 32% of WNT I, LLC.

December 31, 2013
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

* Average of month-end VaR.

As of December 31, 2013, BHM I, LLC’s total capitalization was $313,607,842.  The Partnership owned approximately 1% of BHM I, LLC.

December 31, 2013

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

* Average of month-end VaR.

As of December 31, 2013, Altis I, LLC’s total capitalization was $27,768,357.  The Partnership owned approximately 9% of Altis I, LLC.

December 31, 2013
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

* Average of month-end VaR.

As of December 31, 2013, Boronia I, LLC’s total capitalization was $65,220,505.  The Partnership owned approximately 4% of Boronia I, LLC.

December 31, 2013
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

* Average of month-end VaR.

As of December 31, 2013, Rotella I, LLC’s total capitalization was $5,985,093.  The Partnership owned approximately 33% of  Rotella I, LLC.

December 31, 2013
		% of Total
Market Sector	VaR	Capitalization

Currency	$277,057	4.63%

Interest Rate	123,272	2.06%

Equity	370,860	6.20%

Commodity	182,103	3.04%

Total	$953,292	15.93%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$400,639	$74,405	$210,890
Interest Rate	$413,332	$28,749	$161,429
Equity	$486,506	$78,582	$292,151
Commodity	$210,965	$41,841	$112,948
* Average of month-end VaR.

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:
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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a commodity trading advisors and by daily monitoring of its performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  The

Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2014.

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

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million.  The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively.  Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively.  The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice.  The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial is currently scheduled to begin in September 2014.  MS&Co. is not a defendant in connection with the securitizations at issue in that trial.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al.  The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On March 24, 2011, the court granted plaintiff leave to file an amended complaint.  MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes.  The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”).  An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification.  Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.  An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million.  The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million.  The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates.  On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al.  An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans.  The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million.  The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  MS&Co. filed its answer on August 17, 2012.  Trial is currently scheduled to begin in May 2015.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.  On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated.  On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims.  On February 6, 2013, the FDIC filed an amended consolidated complaint.  On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013.  On May 3, 2013, the FDIC filed a second amended consolidated complaint.  Trial is currently scheduled to begin in November 2014.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million.  The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.  On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.  The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion.  The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.  On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint.  On April 26, 2013, the defendants filed an answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses.

Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al.  The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million.  The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages.  On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY.  The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million.  The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future.  In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co.  MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through March 31, 2014, was $88,681,151.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
January 1, 2014 – January 31, 2014	(351.295)	882.60	N/A	N/A
February 1, 2014 – February 28, 2014	(818.429)	889.57	N/A	N/A
March 1, 2014 – March 31, 2014	(503.416)	869.35	N/A	N/A
	(1,673.140)	882.02

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
January 1, 2014 – January 31, 2014	–	–	N/A	N/A
February 1, 2014 – February 28, 2014	(300.109)	919.39	N/A	N/A
March 1, 2014 – March 31, 2014	(280.062)	898.88	N/A	N/A
	(580.171)	909.49

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
January 1, 2014 – January 31, 2014	–	–	N/A	N/A
February 1, 2014 – February 28, 2014	–	–	N/A	N/A
March 1, 2014 – March 31, 2014	(352.690)	929.39	N/A	N/A
	(352.690)	929.39

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
January 1, 2014 – January 31, 2014	–	–	N/A	N/A
February 1, 2014 – February 28, 2014	–	–	N/A	N/A
March 1, 2014 – March 31, 2014	–	–	N/A	N/A
	–	–

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
10.01	Amendment No. 1 to the Advisory Agreement, dated as of January 1, 2013, among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC, and Boronia Capital Pty. Ltd.

10.02	Alternative Investment Placement Agent Agreement, dated as of April 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2014	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.