Form 10-Q
period 2014-06-30
Meritage Futures Fund L.P.
filed 2014-08-14
CIK 1428042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 17,155.647 Limited Partnership Class A Units were outstanding, 1,884.501 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, 375.510 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	4

	Notes to Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-52

Item 4.	Controls and Procedures	52-53

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	54-64

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Securities and Use of Proceeds	66-68

Item 4.	Mine Safety Disclosures	68

Item 5.	Other Information	68-69

Item 6.	Exhibits	69-70

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in BHM I, LLC	3,230,113	4,348,325
Investment in Boronia I, LLC	3,164,056	2,418,474
Investment in Augustus I, LLC	2,198,315	2,199,151
Investment in TT II, LLC	2,193,627	3,143,193
Investment in Rotella I, LLC	2,147,699	1,945,710
Investment in Altis I, LLC	2,112,679	2,575,826
Investment in Aspect I, LLC	1,216,250	1,640,522
Investment in Kaiser I, LLC	–	1,905,973
Investment in WNT I, LLC	–	1,765,749

Total Investments in Affiliated Trading Companies, at fair value (cost $16,558,382 and $23,365,914, respectively)	16,262,739	21,942,923

Receivable from Affiliated Trading Companies	2,558,667	–

Total Assets	18,821,406	21,942,923

LIABILITIES

Redemptions payable	333,458	636,091

Total Liabilities	333,458	636,091

PARTNERS’ CAPITAL
Class A (17,155.647 and 19,452.230 Units, respectively)	15,575,269	17,545,441
Class B (1,884.501 and 2,464.672 Units, respectively)	1,771,190	2,295,673
Class C (770.786 and 1,123.476 Units, respectively)	749,954	1,080,593
Class Z (375.510 and 375.510 Units, respectively)	391,535	385,125

Total Partners’ Capital	18,487,948	21,306,832

Total Liabilities and Partners’ Capital	18,821,406	21,942,923

NET ASSET VALUE PER UNIT
Class A	907.88	901.98
Class B	939.87	931.43
Class C	972.97	961.83
Class Z	1,042.67	1,025.61

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2014	2013	2014	2013
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	86,685	120,526	184,150	249,330
General Partner fees	46,259	64,792	98,642	134,236
Administrative fees	18,503	25,916	39,456	53,694

Total Expenses	151,447	211,234	322,248	437,260

NET INVESTMENT LOSS	(151,447)	(211,234)	(322,248)	(437,260)

NET REALIZED/CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION ) ON
INVESTMENTS
Net realized loss	(474,848)	(360,423)	(744,081)	(746,540)
Net change in unrealized appreciation (depreciation) on investments	1,439,122	139,186	1,127,348	1,145,780

Total Net Realized Loss/Change in
Unrealized Appreciation (Depreciation) on Investments	964,274	(221,237)	383,267	399,240

NET INCOME (LOSS)	812,827	(432,471)	61,019	(38,020)

NET INCOME (LOSS) ALLOCATION
Class A	683,529	(364,030)	54,285	(42,390)
Class B	77,249	(42,475)	3,176	(2,491)
Class C	33,592	(19,271)	(2,852)	3,211
Class Z	18,457	(6,695)	6,410	3,650

NET INCOME (LOSS) PER UNIT *
Class A	38.53	(16.69)	5.90	(4.17)
Class B	40.99	(15.99)	8.44	(1.94)
Class C	43.58	(15.23)	11.14	0.42
Class Z	49.15	(13.56)	17.06	5.53

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	17,889.595	23,029.151	18,655.153	23,961.155
Class B	1,884.501	2,795.234	2,121.584	2,820.680
Class C	770.786	1,264.799	946.157	1,413.598
Class Z	375.510	493.816	375.510	526.509

* Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
 (Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2013	17,545,441	2,295,673	1,080,593	385,125	21,306,832

Subscriptions	454,535	—	—	—	454,535

Net Income (Loss)	54,285	3,176	(2,852)	6,410	61,019

Redemptions	(2,478,992)	(527,659)	(327,787)	—	(3,334,438)

Partners’ Capital,
June 30, 2014	15,575,269	1,771,190	749,954	391,535	18,487,948

Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	323,054	—	—	—	323,054

Net Income (Loss)	(42,390)	(2,491)	3,211	3,650	(38,020)

Redemptions	(3,160,881)	(148,338)	(442,627)	(93,743)	(3,845,589)

Partners’ Capital,
June 30, 2013	20,314,115	2,519,021	1,219,475	505,156	24,557,767

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2013	19,452.230	2,464.672	1,123.476	375.510	23,415.888

Subscriptions	504.285	—	—	—	504.285

Redemptions	(2,800.868)	(580.171)	(352.690)	—	(3,733.729)

Ending Units,
June 30, 2014	17,155.647	1,884.501	770.786	375.510	20,186.444

Beginning Units,
December 31, 2012	25,408.249	2,846.410	1,721.285	585.054	30,560.998

Subscriptions	349.691	—	—	—	349.691

Redemptions	(3,402.833)	(155.235)	(456.486)	(91.238)	(4,105.792)

Ending Units,
June 30, 2013	22,355.107	2,691.175	1,264.799	493.816	26,804.897

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

1.  Organization
The Partnership was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of  domestic commodities, and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Trading Companies) through the Partnership’s investments in its affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”).  Meritage is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of Meritage and LV Futures Fund L.P. (collectively, the “Profile Series”).

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership invests substantially all of its assets in multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”) which makes investment decisions for each respective Trading Company.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of June 30, 2014 and December 31, 2013, the Partnership’s cash balances were zero.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their Trading Advisors for the Partnership at June 30, 2014, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to its investment in the Partnership.  As of June 30, 2014 and December 31, 2013, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser Trading Group Pty. Ltd. and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”) pursuant to which Kaiser I, LLC traded a portion of the Trading Company’s (and, indirectly, the Partnership’s) assets in Futures Interests.  Consequently, Kaiser I, LLC ceased all Futures Interests trading on behalf of the Trading Company (and, indirectly, the Partnership).

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Highlights

Financial Highlights for three and six months ended June 30, 2014 and 2013 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
APRIL 1, 2014:	$ 869.35	$ 898.88	$ 929.39	$ 993.52

NET OPERATING RESULTS:
Net investment loss	(7.46)	(6.58)	(5.63)	(3.52)
Net realized/unrealized gain	45.99	47.57	49.21	52.67
Net income	38.53	40.99	43.58	49.15

NET ASSET VALUE,
JUNE 30, 2014:	$ 907.88	$ 939.87	$ 972.97	$ 1,042.67
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	4.43%	4.56%	4.69%	4.95%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2014:	$ 901.98	$ 931.43	$ 961.83	$ 1,025.61

NET OPERATING RESULTS:
Net investment loss	(15.04)	(13.29)	(11.37)	(7.07)
Net realized/unrealized gain	20.94	21.73	22.51	24.13
Net income	5.90	8.44	11.14	17.06

NET ASSET VALUE,
JUNE 30, 2014:	$ 907.88	$ 939.87	$ 972.97	$ 1,042.67
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.93%	-2.42%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.42%	1.41%

TOTAL RETURN:	0.65%	0.91%	1.16%	1.66%

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2014
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	—	3,230,113	—	3,230,113
Investment in Boronia I, LLC	—	3,164,056	—	3,164,056
Investment in Augustus I, LLC	—	2,198,315	—	2,198,315
Investment in TT II, LLC	—	2,193,627	—	2,193,627
Investment in Rotella I, LLC	—	2,147,699	—	2,147,699
Investment in Altis I, LLC	—	2,112,679	—	2,112,679
Investment in Aspect I, LLC	—	1,216,250	—	1,216,250

December 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in BHM I, LLC	—	4,348,325	—	4,348,325
Investment in TT II, LLC	—	3,143,193	—	3,143,193
Investment in Altis I, LLC	—	2,575,826	—	2,575,826
Investment in Boronia I, LLC	—	2,418,474	—	2,418,474
Investment in Augustus I, LLC	—	2,199,151	—	2,199,151
Investment in Rotella I, LLC	—	1,945,710	—	1,945,710
Investment in Kaiser I, LLC	—	1,905,973	—	1,905,973
Investment in Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”)	—	1,765,749	—	1,765,749
Investment in Aspect I, LLC	—	1,640,522	—	1,640,522

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At June 30, 2014, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 19.80%; Boronia I, LLC 19.50%; TT II, LLC 13.50%; Altis I, LLC 13.00%; Augustus I, LLC 13.50%; Rotella I, LLC 13.20%; and Aspect I, LLC 7.50% of the  total investments of the Partnership, respectively.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,760,772)	32,554,765	30,793,993

For the Six Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	–	(3,949,405)	27,119,914	23,170,509
Altis I, LLC	–	(174,279)	(987,178)	(1,161,457)
BHM I, LLC	–	(3,347,787)	48,170,301	44,822,514
Aspect I, LLC	–	(125,199)	(91,693)	(216,892)
Kaiser I, LLC	–	(868,868)	(5,469,979)	(6,338,847)
Rotella I, LLC	–	(109,742)	279,546	169,804
Boronia I, LLC	–	(2,107,035)	4,116,309	2,009,274
WNT I, LLC	–	(28,791)	(86,452)	(115,243)

For the Three Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
AHL I, LLC	–	(111,291)	(1,190,509)	(1,301,800)
Altis I, LLC	–	(152,370)	1,429,101	1,276,731
BHM I, LLC	–	(1,814,083)	(13,128,583)	(14,942,666)
Boronia I, LLC	–	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	–	(1,392,739)	5,502,270	4,109,531
TT II, LLC	–	(2,781,052)	(13,700,057)	(16,481,109)

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
BHM I, LLC	–	(3,643,074)	(6,889,491)	(10,532,565)
TT II, LLC	–	(5,556,211)	(8,726,889)	(14,283,100)
Altis I, LLC	–	(303,362)	2,469,672	2,166,310
AHL I, LLC	–	(258,035)	98,572	(159,463)
WNT I, LLC	–	(99,714)	487,531	387,817
Aspect I, LLC	–	(248,754)	180,720	(68,034)
Kaiser I, LLC	–	(1,913,887)	6,543,598	4,629,711
Chesapeake I, LLC	–	(83,655)	204,061	120,406
Rotella I, LLC	–	(72,525)	45,182	(27,343)
Boronia I, LLC	–	(2,408,803)	7,018,033	4,609,230
Augustus I, LLC	–	(179,786)	571,830	392,044

6.  Investment Company Status
Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.   ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.  It has all of the fundamental and typical characteristics of an investment company.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as limited partners are individually responsible for reporting income or loss based upon their respective share of the
Partnership’s revenues and expenses for income tax purposes.  The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (the “FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 11.23%; Currency 36.79%; Equity 19.75%; and Commodity 32.23%.

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

As of June 30, 2014, approximately 69.46% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 30.54% is forward contracts which are off-exchange-traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of June 30, 2014 and March 31, 2014, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2014	Allocation as of 3/31/2014

BHM I, LLC	19.80%	20.20%
Boronia I, LLC	19.50%	14.85%
TT II, LLC	13.50%	12.80%
Altis I, LLC	13.00%	12.60%
Augustus I, LLC	13.50%	10.70%
Rotella I, LLC	13.20%	9.85%
Aspect I, LLC	7.50%	8.80%
Kaiser I, LLC	–	10.20%

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Net Realized” when open positions are closed out.  The sum of these amounts constitutes the Trading Companies’ trading results.  The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total net realized loss/change in unrealized appreciation on investments of $964,274 and expenses totaling $151,447, resulting in net income of $812,827 for the three months ended June 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/14	NAV at 3/31/14

A	$907.88	$869.35
B	$939.87	$898.88
C	$972.97	$929.39
Z	$1,042.67	$993.52

During the second quarter, the Partnership posted a gain in net asset value per Unit from trading profits in stock indices, global interest rates, metals, currencies, energies, and agriculturals. The most significant gains were achieved within the global stock index sector throughout the majority of the second quarter from long European, U.S., and Asian equity index futures positions as prices increased as global economic data met expectations, geopolitical risks eased. and investors speculated that central banks’ monetary policies would remain very accommodative in the near future. Additional gains were achieved in this sector during June from long positions in U.S. equity index futures as prices advanced due to a better-than-expected non-farm U.S. employment report and dovish comments released by the U.S. Federal Reserve. Within the global interest rate sector, gains were achieved during May from long positions in European fixed income futures as prices moved higher amid the prospect of European Central Bank stimulus and an increase in German unemployment, boosting demand for the relative “safety” of government debt. In the metals markets, gains were achieved throughout the majority of the second quarter from long positions in palladium futures as prices increased after tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia. Within the currency sector, gains were achieved primarily during May from short euro positions versus the U.S. dollar as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. Additional gains were experienced in June from long British pound positions versus the U.S. dollar as the value of the pound increased after U.K. manufacturing output expanded and the Bank of England suggested that rates may start rising sooner than markets expected. In the energy complex, gains were achieved during June from long positions in crude oil futures as prices rallied during the first half of the month due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains in June were recorded from long positions in gasoline futures as prices rallied after reports indicated U.S. gasoline demand was higher than previously estimated. Within the agricultural markets, gains were recorded primarily during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased.

The Partnership recorded total net realized loss/change in unrealized appreciation on investments of $383,267 and expenses totaling $322,248, resulting in net income of $61,019 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/14	NAV at 12/31/13

A	$907.88	$901.98
B	$939.87	$931.43
C	$972.97	$961.83
Z	$1,042.67	$1,025.61

The Partnership recorded total realized/net change in unrealized depreciation on investments of $(221,237) and expenses totaling $211,234, resulting in a net loss of $432,471 for the three months ended June 30, 2013.

During the second quarter, the Partnership posted a gain in net asset value per Unit from trading profits in stock indices, global interest rates, metals, currencies, energies, and agriculturals. The most significant gains were achieved within the global stock index sector throughout the majority of the second quarter from long European, U.S., and Asian equity index futures positions as prices increased as global economic data met expectations, geopolitical risks eased. and investors speculated that central banks’ monetary policies would remain very accommodative in the near future. Additional gains were achieved in this sector during

June from long positions in U.S. equity index futures as prices advanced due to a better-than-expected non-farm U.S. employment report and dovish comments released by the U.S. Federal Reserve. Within the global interest rate sector, gains were achieved during May from long positions in European fixed income futures as prices moved higher amid the prospect of European Central Bank stimulus and an increase in German unemployment, boosting demand for the relative “safety” of government debt. In the metals markets, gains were achieved throughout the majority of the second quarter from long positions in palladium futures as prices increased after tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia. Within the currency sector, gains were achieved primarily during May from short euro positions versus the U.S. dollar as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. Additional gains were experienced in June from long British pound positions versus the U.S. dollar as the value of the pound increased after U.K. manufacturing output expanded and the Bank of England suggested that rates may start rising sooner than markets expected. In the energy complex, gains were achieved during June from long positions in crude oil futures as prices rallied during the first half of the month due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains in June were recorded from long positions in gasoline futures as prices rallied after reports indicated U.S. gasoline demand was higher than previously estimated. Within the agricultural markets, gains were recorded primarily during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased.

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total net realized loss/net change in unrealized depreciation on investments of

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

The Partnership recorded total net realized loss/net change in unrealized appreciation on investments of $399,240 and expenses totaling $437,260, resulting in a net loss of $38,020 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

Quantifying the Trading Companies’ Trading Value at Risk
The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2014, Aspect I, LLC’s total capitalization was $10,528,637.  The Partnership owned approximately 12% of Aspect I, LLC.

                            June 30, 2014

		% of Total
Market Sector	VaR	Capitalization

Currency	$610,102	5.79%

Interest Rate	354,501	3.37%

Equity	297,527	2.83%

Commodity	294,672	2.80%

Total	$1,556,802	14.79%

                                                        Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$960,539	$600,905	$767,924
Interest Rate	$439,402	$288,443	$361,748
Equity	$511,440	$291,180	$372,594
Commodity	$575,962	$253,988	$397,122
* Average of month-end VaR.

As of June 30, 2014, Augustus I, LLC’s total capitalization was $10,773,291.  The Partnership owned approximately 20% of Augustus I, LLC.

June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$987,661	9.17%

Interest Rate	103,791	0.96%

Total	$1,091,452	10.13%

                                                   Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,236,282	$744,511	$973,305
Interest Rate	$103,791	$31,900	$50,109
* Average of month-end VaR.

As of June 30, 2014, TT II, LLC’s total capitalization was $450,904,019.  The Partnership owned approximately 1% of TT II, LLC.

                                  June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$27,654,097	6.13%

Interest Rate	11,880,550	2.63%

Equity	21,724,341	4.82%

Commodity	20,615,327	4.57%

Total	$81,874,315	18.15%

                                      Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$37,101,031	$26.453,342	$33,120,245
Interest Rate	$17,939,949	$11,214,979	$14,361,840
Equity	$24,704,696	$15,089,838	$18,625,294
Commodity	$28,357,774	$16,359,150	$24,452,861
* Average of month-end VaR.

As of June 30, 2014, BHM I, LLC’s total capitalization was $307,656,163.  The Partnership owned approximately  1% of BHM I, LLC.

                                  June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$2,695,022	0.88%

Interest Rate	279,290	0.09%

Equity	1,701,473	0.55%

Commodity	30,469,024	9.90%

Total	$35,144,809	11.42%

                                                                                               Three Months Ended June 30, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,104,822	$122,650	$2,167,849
Interest Rate	$1,084,042	$20,768	$378,044
Equity	$3,610,669	$1,439,980	$3,112,692
Commodity	$37,566,624	$19,951,586	$28,861,818
* Average of month-end VaR.

As of June 30, 2014, Altis I, LLC’s total capitalization was $18,137,703.  The Partnership owned approximately 12% of Altis I, LLC.

                                  June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$584,948	3.23%

Interest Rate	151,069	0.83%

Equity	1,007,582	5.56%

Commodity	1,488,908	8.21%

Total	$3,232,507	17.83%

                                                                                               Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$584,948	$236,018	$359,060
Interest Rate	$460,011	$85,373	$269,173
Equity	$1,007,582	$549,877	$785,764
Commodity	$2,147,962	$1,460,608	$1,714,369
* Average of month-end VaR.

As of June 30, 2014, Boronia I, LLC’s total capitalization was $65,939,351.  The Partnership owned approximately  5% of Boronia I, LLC.

                                     June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$7,882,371	11.95%

Interest Rate	2,011,355	3.05%

Equity	2,598,304	3.94%

Commodity	3,936,795	5.97%

Total	$16,428,825	24.91%

                                      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$1,545,741	$4,379,652
Interest Rate	$4,575,274	$1,060,641	$2,198,037
Equity	$5,830,521	$1,869,301	$3,862,086
Commodity	$5,949,111	$1,782,819	$3,521,782
* Average of month-end VaR.

As of June 30, 2014, Rotella I, LLC’s total capitalization was $5,570,604.  The Partnership owned approximately 39% of Rotella I, LLC.

                                     June 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$405,949	7.29%

Interest Rate	206,358	3.70%

Equity	405,667	7.28%

Commodity	238,214	4.28%

Total	$1,256,188	22.55%

                                      Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$528,702	$191,152	$362,514
Interest Rate	$363,480	$119,065	$247,678
Equity	$537,576	$207,732	$353,148
Commodity	$238,214	$100,993	$168,883
* Average of month-end VaR.

The Partnership terminated trading in Kaiser I, LLC as of June 30, 2014.

                                         Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$4,645,254	–	$1,875,622
Interest Rate	$2,833,892	–	$1,417,553
Equity	$6,328,364	–	$2,404,481
Commodity	$953,135	–	$334,052
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2014, was $88,691,151.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2014 – April 30, 2014	(397.992)	869.77	N/A	N/A
May 1, 2014 – May 31, 2014	(362.443)	892.90	N/A	N/A
June 1, 2014 – June 30, 2014	(367.293)	907.88	N/A	N/A
	(1,127.728)	889.62

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2014 – April 30, 2014	–	–	N/A	N/A
May 1, 2014 – May 31, 2014	–	–	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2014 – April 30, 2014	–	–	N/A	N/A
May 1, 2014 – May 31, 2014	–	–	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2014 – April 30, 2014	–	–	N/A	N/A
May 1, 2014 – May 31, 2014	–	–	N/A	N/A
June 1, 2014 – June 30, 2014	–	–	N/A	N/A
	–	–

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 6.  EXHIBITS
10.01	Alternative Investment Placement Agent Agreement, dated as Of October 1, 2014, by among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 14, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.