Form 10-Q
period 2014-09-30
Meritage Futures Fund L.P.
filed 2014-11-13
CIK 1428042

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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
522 Fifth Avenue
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

As of September 30, 2014, 16,093.626 Limited Partnership Class A Units were outstanding, 1,884.501 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, and 244.996 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2014 and 2013	4

	Notes to Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-50

Item 4.	Controls and Procedures	50-51

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	52-68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Securities and Use of Proceeds	68-70

Item 4.	Mine Safety Disclosures	70

Item 6.	Exhibits	70

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MERITAGE FUTURES FUND L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS	$	$

Investments in Affiliated Trading Companies:
Investment in Boronia I, LLC	4,392,907	2,418,474
Investment in BHM I, LLC	3,352,393	4,348,325
Investment in Augustus I, LLC	2,747,333	2,199,151
Investment in Rotella I, LLC	2,532,432	1,945,710
Investment in Altis I, LLC	2,146,458	2,575,826
Investment in TT II, LLC	2,138,003	3,143,193
Investment in Aspect I, LLC	1,199,654	1,640,522
Investment in Kaiser I, LLC	–	1,905,973
Investment in WNT I, LLC	–	1,765,749

Total Investments in Affiliated Trading Companies, at fair value (cost $17,803,148 and $23,365,914, respectively)	18,509,180	21,942,923

Total Assets	18,509,180	21,942,923

LIABILITIES

Redemptions payable to Limited Partners	291,242	636,091
Redemptions payable to General Partner	40,081	–

Total Liabilities	331,323	636,091

PARTNERS’ CAPITAL
Class A (16,093.626 and 19,452.230 Units, respectively)	15,270,431	17,545,441
Class B (1,884.501 and 2,464.672 Units, respectively)	1,853,400	2,295,673
Class C (770.786 and 1,123.476 Units, respectively)	785,730	1,080,593
Class Z (244.996 and 375.510 Units, respectively)	268,296	385,125

Total Partners’ Capital	18,177,857	21,306,832

Total Liabilities and Partners’ Capital	18,509,180	21,942,923

NET ASSET VALUE PER UNIT
Class A	948.85	901.98
Class B	983.50	931.43
Class C	1,019.39	961.83
Class Z	1,095.10	1,025.61

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2014	2013	2014	2013
	$	$	$	$
EXPENSES
Ongoing Placement Agent fees	84,975	110,542	269,125	359,872
General Partner fees	45,448	59,499	144,090	193,735
Administrative fees	18,180	23,799	57,636	77,493

Total Expenses	148,603	193,840	470,851	631,100

NET INVESTMENT LOSS	(148,603)	(193,840)	(470,851)	(631,100)

NET REALIZED/CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION ) ON
INVESTMENTS
Net realized loss	(42,285)	(219,702)	(786,366)	(966,242)
Net change in unrealized appreciation (depreciation) on investments	1,001,675	(383,342)	2,129,023	762,438

Total Net Realized/Change in Unrealized
Appreciation (Depreciation) on Investments	959,390	(603,044)	1,342,657	(203,804)

NET INCOME (LOSS)	810,787	(796,884)	871,806	(834,904)

NET INCOME (LOSS) ALLOCATION
Class A	675,970	(669,215)	730,255	(711,605)
Class B	82,210	(75,439)	85,386	(77,930)
Class C	35,776	(37,806)	32,924	(34,595)
Class Z	16,831	(14,424)	23,241	(10,774)

NET INCOME (LOSS) PER UNIT *
Class A	40.97	(30.39)	46.87	(34.56)
Class B	43.63	(30.17)	52.07	(32.11)
Class C	46.42	(29.89)	57.56	(29.47)
Class Z	52.43	(29.21)	69.49	(23.68)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING
Class A	16,734.606	21,983.112	18,007.936	23,294.562
Class B	1,884.501	2,540.994	2,041.688	2,726.427
Class C	770.786	1,264.799	887.057	1,363.453
Class Z	344.886	493.816	365.190	515.492

* Based on the change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2014 and 2013
 (Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital,
December 31, 2013	17,545,441	2,295,673	1,080,593	385,125	21,306,832

Subscriptions	473,035	–	–	–	473,035

Net Income	730,255	85,386	32,924	23,241	871,806

Redemptions	(3,478,300)	(527,659)	(327,787)	(140,070)	(4,473,816)

Partners’ Capital,
September 30, 2014	15,270,431	1,853,400	785,730	268,296	18,177,857

Partners’ Capital,
December 31, 2012	23,194,332	2,669,850	1,658,891	595,249	28,118,322

Subscriptions	381,504	–	–	–	381,504

Net Loss	(711,605)	(77,930)	(34,595)	(10,774)	(834,904)

Redemptions	(4,333,502)	(359,255)	(442,627)	(211,309)	(5,346,693)

Partners’ Capital,
September 30, 2013	18,530,729	2,232,665	1,181,669	373,166	22,318,229

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units,
December 31, 2013	19,452.230	2,464.672	1,123.476	375.510	23,415.888

Subscriptions	524.652	–	–	–	524.652

Redemptions	(3,883.256)	(580.171)	(352.690)	(130.514)	(4,946.631)

Ending Units,
September 30, 2014	16,093.626	1,884.501	770.786	244.996	18,993.909

Beginning Units,
December 31, 2012	25,408.249	2,846.410	1,721.285	585.054	30,560.998

Subscriptions	414.189	–	–	–	414.189

Redemptions	(4,724.202)	(381.738)	(456.486)	(209.544)	(5,771.970)

Ending Units,
September 30, 2013	21,098.236	2,464.672	1,264.799	375.510	25,203.217

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent to the Partnership.  Morgan Stanley & Co. LLC (“MS&Co.”)  acts as each Trading Company’s clearing commodity broker.  Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, options, and forward contract counterparty is either MS&Co. and/or Morgan Stanley Capital Group Inc. (“MSCG”) to the extent a Trading Company trades options on OTC foreign currency forward contracts.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly all revenue and expense information from the Trading Companies is reflected as a total net realized/change in unrealized appreciation on investments on the Statements of Income and Expenses.  The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership.  As of September 30, 2014 and December 31, 2013, the Partnership’s cash balances were zero.

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies and their Trading Advisors for the Partnership at September 30, 2014, are as follows:

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

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”).  Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units.  Ceres received Class Z Units with

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

respect to its investment in the Partnership.  As of September 30, 2014 and December 31, 2013, there were no Class D Units outstanding.  Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

2.  Related Party Transactions
Cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley .  Monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned.   For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received.  MS&Co. will retain any excess interest not paid to the Trading Companies.

The Partnership and the Trading Companies pay Ceres or its affiliates a monthly administrative fee.  The Partnership pays monthly general partner fees to Ceres.  The Partnership pays ongoing placement agent

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

fees to Morgan Stanley Wealth Management on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

3.  Financial Highlights

Financial Highlights for three and nine months ended September 30, 2014 and 2013 were as follows:
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2014:	$ 907.88	$ 939.87	$ 972.97	$ 1,042.67

NET OPERATING RESULTS:
Net investment loss	(7.76)	(6.86)	(5.88)	(3.66)
Net realized/unrealized gain	48.73	50.49	52.30	56.09
Net income	40.97	43.63	46.42	52.43

NET ASSET VALUE,
SEPTEMBER 30, 2014:	$ 948.85	$ 983.50	$ 1,019.39	$ 1,095.10
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.88%	-2.38%	-1.39%
Partnership expenses (1) (2)	3.37%	2.88%	2.38%	1.39%

TOTAL RETURN:	4.51%	4.64%	4.77%	5.03%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2014:	$ 901.98	$ 931.43	$ 961.83	$ 1,025.61

NET OPERATING RESULTS:
Net investment loss	(22.80)	(20.14)	(17.23)	(10.73)
Net realized/unrealized gain	69.67	72.21	74.79	80.22
Net income	46.87	52.07	57.56	69.49

NET ASSET VALUE,
SEPTEMBER 30, 2014:	$ 948.85	$ 983.50	$ 1,019.39	$ 1,095.10
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	5.20%	5.59%	5.98%	6.78%

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JULY 1, 2013:	$ 908.70	$ 936.03	$ 964.17	$ 1,022.96

NET OPERATING RESULTS:
Net investment loss	(7.63)	(6.71)	(5.72)	(3.54)
Net realized/unrealized loss	(22.76)	(23.46)	(24.17)	(25.67)
Net loss	(30.39)	(30.17)	(29.89)	(29.21)

NET ASSET VALUE,
SEPTEMBER 30, 2013:	$ 878.31	$ 905.86	$ 934.28	$ 993.75
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.37%	-2.87%	-2.38%	-1.39%
Partnership expenses (1) (2)	3.37%	2.87%	2.38%	1.39%

TOTAL RETURN:	-3.34%	-3.22%	-3.10%	-2.86%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE,
JANUARY 1, 2013:	$ 912.87	$ 937.97	$ 963.75	$ 1,017.43

NET OPERATING RESULTS:
Net investment loss	(23.42)	(20.56)	(17.54)	(10.82)
Net realized/unrealized loss	(11.14)	(11.55)	(11.93)	(12.86)
Net loss	(34.56)	(32.11)	(29.47)	(23.68)

NET ASSET VALUE,
SEPTEMBER 30, 2013:	$ 878.31	$ 905.86	$ 934.28	$ 993.75
RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.41%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.41%

TOTAL RETURN:	-3.79%	-3.42%	-3.06%	-2.33%

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

The Trading Companies may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of specific Futures Interests on the underlying asset at a

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of the Futures Interests on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics, such as caps, floors and collars.

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Boronia I, LLC	—	4,392,907	—	4,392,907
Investment in BHM I, LLC	—	3,352,393	—	3,352,393
Investment in Augustus I, LLC	—	2,747,333	—	2,747,333
Investment in Rotella I, LLC	—	2,532,432	—	2,532,432
Investment in Altis I, LLC	—	2,146,458	—	2,146,458
Investment in TT II, LLC	—	2,138,003	—	2,138,003
Investment in Aspect I, LLC	—	1,199,654	—	1,199,654

December 31, 2013
Assets	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		$		$
Investment in Aspect I, LLC	—	1,640,522	—	1,640,522
Investment in BHM I, LLC	—	4,348,325	—	4,348,325
Investment in TT II, LLC	—	3,143,193	—	3,143,193
Investment in Altis I, LLC	—	2,575,826	—	2,575,826
Investment in Boronia I, LLC	—	2,418,474	—	2,418,474
Investment in Augustus I, LLC	—	2,199,151	—	2,199,151
Investment in Rotella I, LLC	—	1,945,710	—	1,945,710
Investment in Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”)	—	1,905,973	—	1,905,973
Investment in Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”)	—	1,765,749	—	1,765,749

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period from January 1, 2014 to September 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

At September 30, 2014, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 18.10%; Boronia I, LLC 23.75%; TT II, LLC 11.55%; Altis I, LLC 11.60%; Augustus I, LLC  14.85%; Rotella I, LLC 13.65%; and Aspect I, LLC 6.50% of the total investments of the Partnership, respectively.

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

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended September 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	–	(1,819,010)	(4,681,759)	(6,500,769)

For the Nine Months Ended September 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	–	(11,905,340)	65,705,835	53,800,495
Altis I, LLC	–	(246,958)	393,043	146,085
BHM I, LLC	–	(5,166,797)	43,488,542	38,321,745
Aspect I, LLC	–	(171,212)	640,147	468,935
Kaiser I, LLC	–	(868,868)	(5,469,979)	(6,338,847)
Rotella I, LLC	–	(183,924)	500,581	316,657
Boronia I, LLC	–	(5,320,505)	15,863,418	10,542,913
WNT I, LLC	–	(28,791)	(86,452)	(115,243)
For the Three Months Ended September 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
Altis I, LLC	–	(146,840)	(3,801,146)	(3,947,986)
BHM I, LLC	–	(1,663,715)	18,270,087	16,606,372

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2013	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	–	(8,199,723)	(23,194,871)	(31,394,594)
Boronia I, LLC	–	(3,220,183)	7,664,761	4,444,578

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

MERITAGE FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the Financial Accounting Standards Board (the “FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 14.84%; Currency 32.54%; Equity 18.90%; and Commodity 34.72%.

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

As of September 30, 2014, approximately  75.20% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 24.80% is forward contracts which are off-exchange-traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

As of September 30, 2014 and June 30, 2014, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2014	Allocation as of 6/30/2014

BHM I, LLC	18.10%	19.80%
Boronia I, LLC	23.75%	19.50%
TT II, LLC	11.55%	13.50%
Altis I, LLC	11.60%	13.00%
Augustus I, LLC	14.85%	13.50%
Rotella I, LLC	13.65%	13.20%
Aspect I, LLC	6.50%	7.50%

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

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2014
The Partnership recorded total net realized/change in unrealized appreciation on investments of $959,390 and expenses totaling $148,603, resulting in net income of $810,787 for the three months ended September 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/14	NAV at 6/30/14

A	$948.85	$907.88
B	$983.50	$939.87
C	$1,019.39	$972.97
Z	$1,095.10	$1,042.67

During the third quarter, the Partnership posted a gain in net asset value per Unit as trading profits in agriculturals, currencies, global interest rates, and stock indices more than offset losses in the metals and energies markets. The most significant gains were achieved within the agriculturals sector throughout the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Within the currency sector, gains were recorded during the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan’s and the European Central Bank’s focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates benefited the Fund’s short currency positions. Within the global interest rate sector, gains were achieved during August and September from long positions in European fixed income futures as prices advanced as investors sought the relative safety of fixed income markets following concern of escalating geopolitical tensions. European bond prices also increased as the European Central Bank moved closer to introducing a quantitative easing policy to stimulate the Eurozone. In the stock index markets, gains were achieved during July from long positions in Pacific Rim equity index futures as prices advanced after China cut reserve requirements for banks, accelerated infrastructure spending, and witnessed an increase in their manufacturing index to an 18-month high. Additional gains in this sector were experienced during August from long U.S. equity index futures positions as prices increased as improving U.S. economic growth and bullish merger and acquisition activity helped propel U.S. indexes. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets primarily during September from long positions in palladium futures as prices declined on signs that European demand for the metal is faltering. Within the energy sector, losses were incurred during July from long crude oil and gasoline futures positions as prices declined amid speculation that rising U.S. gasoline stockpiles may signal a reduction in U.S. demand.

The Partnership recorded total net realized/change in unrealized appreciation on investments of $1,342,657 and expenses totaling $470,851, resulting in net income of $871,806 for the nine months ended September 30, 2014.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/14	NAV at 12/31/13

A	$948.85	$901.98
B	$983.50	$931.43
C	$1,019.39	$961.83
Z	$1,095.10	$1,025.61

During the first nine months of the year, the Partnership posted a gain in net asset value per Unit due to trading profits in agriculturals, currencies, global interest rates, global stock indices, and metals.  These gains were partially offset by losses from trading in the energy sector.  The most significant gains were achieved within the agricultural sector during the majority of the first half of the year from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Additional gains were achieved in this sector during the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Within the currency sector, gains were recorded during the third quarter from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. Within the global interest rate sector, gains were achieved during May and August from long positions in European fixed income futures as prices moved higher amid the prospect of European Central Bank stimulus and a slowdown in the Eurozone economy, boosting demand for the relative “safety” of government debt. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. Additional gains were achieved in this sector during April through August from long positions in Asian, European, and U.S. equity index futures as prices advanced as global economic data met expectations, geopolitical risks eased, and investors speculated that central banks’ monetary policies would remain accommodative in the near future.  Within the metals complex, gains were experienced during February through June from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, would trim supplies. This supply threat coincided with a miners strike in South Africa, the world’s second-biggest palladium producer. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses within the energy sector during January and March from long and short positions in oil by-products as prices whipsawed as demand for heating fuel fluctuated with varying temperatures in the U.S.  Additional losses within this sector were incurred primary during July from long crude oil and gasoline futures positions as prices declined amid speculation that rising U.S. gasoline stockpiles may signal a reduction in U.S. demand.

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total net realized/change in unrealized depreciation on investments of $(603,044) and expenses totaling $193,840, resulting in a net loss of $796,884 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 9/30/13	NAV at 6/30/13

A	$878.31	$908.70
B	$905.86	$936.03
C	$934.28	$964.17
Z	$993.75	$1,022.96

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in metals, currencies, global interest rates and energies offset gains in agriculturals and global stock indices. The most significant losses were recorded within the metals sector from short positions in precious and industrial metals futures during August, as industrial metals prices increased due to improving macro-economic data in China, while uncertainty over the fate of monetary stimulus programs in the U.S. bolstered the precious metals “safe haven” appeal. Further losses in metals were incurred in September from long positions in platinum futures. Within the currency markets, losses were recorded in July and August from long positions in the euro versus the U.S. dollar as the relative value of the euro moved lower against the dollar on speculation the U.S. would curtail its quantitative easing program. In the global interest rate sector, losses were incurred primarily in September from short European fixed income futures positions as prices rallied after European Central Bank President Mario Draghi announced that officials may consider more stimulus measures. Losses were recorded in the energy sector during September from long crude oil and gasoline futures as prices declined after tensions in the Mideast eased and amid concern of a shutdown of the U.S. government, which may reduce demand by the world’s largest oil consumer. A portion of the

Partnership’s losses for the quarter was offset by gains achieved within the agriculturals sector during July and September from short soybean futures positions as prices decreased due to favorable weather for planting and high soybean yields. Additional gains were achieved within the global stock index sector from long futures positions as prices increased after the U.S. Federal Reserve unexpectedly maintained its quantitative easing program and a diplomatic solution to resolve Syrian tensions provided support to capital markets.

The Partnership recorded total net realized/change in unrealized depreciation on investments of $(203,804) and expenses totaling $631,100, resulting in a net loss of $834,904 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit is provided in the table below.

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

VaR is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Trading Companies could result in actual trading or non-trading losses far beyond the indicated VaR of each Trading Company’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to VaR or by the Trading Companies’ attempts to manage their respective its market risk.

Exchange maintenance margin requirements have been used by the Trading Companies as the measure of their respective VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99%

of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2014, Aspect I, LLC’s total capitalization was $10,400,747.  The Partnership owned approximately 12% of Aspect I, LLC.
September 30, 2014

		% of Total
Market Sector	VaR	Capitalization

Currency	$542,615	5.22%

Interest Rate	417,787	4.02%

Equity	305,122	2.93%

Commodity	418,634	4.03%

Total	$1,684,158	16.20%

                                          Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$706,932	$438,530	$587,552
Interest Rate	$526,758	$367,908	$452,207
Equity	$388,437	$224,762	$316,451
Commodity	$471,352	$302,553	$399,587
* Average of month-end VaR.

As of September 30, 2014, Augustus I, LLC’s total capitalization was $11,855,866.  The Partnership owned approximately 23% of Augustus I, LLC.

September 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$719,787	6.07%

Interest Rate	67,301	0.57

Total	$787,088	6.64%

                                                                               Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,053,240	$719,787	$924,595
Interest Rate	$127,958	$49,110	$84,020
* Average of month-end VaR.

As of September 30, 2014, TT II, LLC’s total capitalization was $443,475,296.  The Partnership owned approximately 0.5% of TT II, LLC.

                                                             September 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$20,946,118	4.72%

Interest Rate	13,040,964	2.94%

Equity	16,374,380	3.69%

Commodity	23,405,404	5.28%

Total	$73,766,866	16.63%

                                                                    Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$43,738,616	$17,675,583	$29,145,931
Interest Rate	$17,228,800	$11,296,180	$14,078,676
Equity	$23,852,304	$5,875,439	$16,776,978
Commodity	$23,821,522	$19,108,518	$21,391,203
* Average of month-end VaR.

As of September 30, 2014, BHM I, LLC’s total capitalization was $297,422,842.  The Partnership owned approximately 1% of BHM I, LLC.

                                                             September 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$5,982,897	2.01%

Interest Rate	27,656	0.01%

Equity	2,177,334	0.73%

Commodity	6,783,057	2.28%

Total	$14,970,944	5.03%

                                                                                                                          Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,633,967	$2,670,607	$3,604,957
Interest Rate	$4,170,826	$9,431	$2,368,720
Equity	$4,574,059	$856,354	$2,323,872
Commodity	$31,038,620	$6,783,057	$26,429,673
* Average of month-end VaR.

As of September 30, 2014, Altis I, LLC’s total capitalization was $18,611,633.  The Partnership owned approximately 12% of Altis I, LLC.

                                                          September 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$555,521	2.98%

Interest Rate	127,152	0.68%

Equity	457,228	2.46%

Commodity	1,736,453	9.33%

Total	$2,876,354	15.45%

                                                                                                                             Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$685,034	$194,452	$467,394
Interest Rate	$354,652	$60,252	$172,911
Equity	$972,207	$422,777	$705,392
Commodity	$1,950,941	$1,379,995	$1,598,065
* Average of month-end VaR.

As of September 30, 2014, Boronia I, LLC’s total capitalization was $93,285,038.  The Partnership owned approximately 5% of Boronia I, LLC.

                                                          September 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$3,910,984	4.19%

Interest Rate	2,882,711	3.09%

Equity	3,158,130	3.39%

Commodity	5,530,877	5.93%

Total	$15,482,702	16.60%

                                                                 Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$10,126,438	$1,650,622	$4,718,959
Interest Rate	$5,241,190	$1,549,743	$2,851,747
Equity	$9,013,937	$1,015,853	$4,433,761
Commodity	$6,835,307	$2,527,211	$4,113,729
* Average of month-end VaR.

As of September 30, 2014, Rotella I, LLC’s total capitalization was $6,263,227.  The Partnership owned approximately 40% of Rotella I, LLC.

                                                             September 30, 2014
		% of Total
Market Sector	VaR	Capitalization

Currency	$309,369	4.94%

Interest Rate	211,789	3.38%

Equity	300,926	4.80%

Commodity	75,883	1.21%

Total	$897,967	14.33%

                                                                 Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$517,881	$231,913	$335,095
Interest Rate	$415,289	$183,748	$297,186
Equity	$570,266	$181,783	$331,391
Commodity	$244,713	$56,061	$110,128
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

* Average of month-end VaR.As of December 31, 2013, BHM I, LLC’s total capitalization was $313,607,842.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of commodity trading advisors and by daily monitoring of their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ Director (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Director and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million.  On February 11, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co. and an affiliate, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation (“CDO”). The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. and/or its affiliate misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. and/or its affiliate knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co. and its affiliate’s s motion to dismiss the complaint and on March 21, 2011, MS&Co. and its affiliate appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. and/or its affiliate believes it and/or its affiliate could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013.  On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on

August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled

Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal.  On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or certain affiliates was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (CFTC) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY, NY County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through September 30, 2014, was $88,709,651.  Since inception, the Partnership received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
July 1, 2014 – July 31, 2014	(539.185)	908.34	N/A	N/A
August 1, 2014 – August 31, 2014	(236.261)	923.99	N/A	N/A
September 1, 2014 – September 30, 2014	(306.942)	948.85	N/A	N/A
	(1,082.388)	923.24

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
July 1, 2014 – July 31, 2014	–	–	N/A	N/A
August 1, 2014 – August 31, 2014	–	–	N/A	N/A
September 1, 2014 – September 30, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
July 1, 2014 – July 31, 2014	–	–	N/A	N/A
August 1, 2014 – August 31, 2014	–	–	N/A	N/A
September 1, 2014 – September 30, 2014	–	–	N/A	N/A
	–	–

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
July 1, 2014 – July 31, 2014	–	–	N/A	N/A
August 1, 2014 – August 31, 2014	(93.914)	1,064.69	N/A	N/A
September 1, 2014 – September 30, 2014	(36.600)	1,095.10	N/A	N/A
	(130.514)	1,073.22

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.  EXHIBITS
10.01	Third Amendment to the Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., dated as of October 1, 2014.

31.01	Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.