Form 10-Q
period 2015-06-30
Meritage Futures Fund L.P.
filed 2015-08-12
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, 14,665.606 Limited Partnership Class A Units were outstanding, 1,583.902 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, and 193.562 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MERITAGE FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015 (Unaudited)	December 31, 2014
	$	$
ASSETS

Investments in Affiliated Trading Companies:
Investment in Boronia I, LLC	5,444,837	4,740,671
Investment in Augustus I, LLC	3,619,163	2,735,812
Investment in Altis I, LLC	1,870,233	2,202,861
Investment in BHM I, LLC	1,575,509	2,796,732
Investment in TT II, LLC	1,561,710	2,233,568
Investment in Aspect I, LLC	1,502,636	1,561,147

Total Investments in Affiliated Trading Companies, at fair value (cost $16,065,930 and $15,253,383, respectively)	15,574,088	16,270,791

Receivable from Affiliated Trading Companies	—	2,251,309

Total Assets	15,574,088	18,522,100

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	555,743	190,791
Redemptions payable to affiliates	—	57,634

Total Liabilities	555,743	248,425

Partners’ Capital:
Class A (14,713.700 and 15,904.741 Units, respectively)	12,572,983	15,365,368
Class B (1,730.501 and 1,884.501 Units, respectively)	1,538,551	1,889,416
Class C (770.786 and 770.786 Units, respectively)	712,998	801,994
Class Z (193.562 and 193.562 Units, respectively)	193,813	216,897

Total Partners’ Capital	15,018,345	18,273,675

Total Liabilities and Partners’ Capital	15,574,088	18,522,100

NET ASSET VALUE PER UNIT
Class A	854.51	966.09
Class B	889.08	1,002.61
Class C	925.03	1,040.49
Class Z	1,001.30	1,120.55

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$

EXPENSES
Ongoing Placement Agent fees	82,106	86,685	168,854	184,150
General Partner fees	43,697	46,259	89,843	98,642
Administrative fees	17,479	18,503	35,938	39,456

Total Expenses	143,282	151,447	294,635	322,248

NET INVESTMENT LOSS	(143,282)	(151,447)	(294,635)	(322,248)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Net realized loss on investments	(124,400)	(474,848)	(210,571)	(744,081)
Net change in unrealized appreciation (depreciation) on investments	(2,111,741)	1,439,122	(1,509,250)	1,127,348

Total Net Realized and Unrealized Gain/(Loss) on Investments	(2,336,141)	964,274	(1,719,821)	383,267

NET INCOME (LOSS)	(2,379,423)	812,827	(2,014,456)	61,019

NET INCOME (LOSS) ALLOCATION

Class A	(2,004,343)	683,529	(1,701,873)	54,285
Class B	(239,908)	77,249	(200,503)	3,176
Class C	(106,739)	33,592	(88,996)	(2,852)
Class Z	(28,433)	18,457	(23,084)	6,410

NET INCOME (LOSS) PER UNIT *

Class A	(130.50)	38.53	(111.58)	5.90
Class B	(134.44)	40.99	(113.53)	8.44
Class C	(138.48)	43.58	(115.46)	11.14
Class Z	(146.89)	49.15	(119.25)	17.06

	Units	Units	Units	Units

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING

Class A	15,368.063	17,889.595	15,576.940	18,655.153
Class B	1,784.501	1,884.501	1,834.225	2,121.584
Class C	770.786	770.786	770.786	946.157
Class Z	193.562	375.510	193.562	375.510

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Class A	Class B	Class C	Class Z	Total
	$	$	$	$	$
Partners’ Capital, December 31, 2014	15,365,368	1,889,416	801,994	216,897	18,273,675

Subscriptions	187,500	—	—	—	187,500

Net Loss	(1,701,873)	(200,503)	(88,996)	(23,084)	(2,014,456)

Redemptions	(1,278,012)	(150,362)	—	—	(1,428,374)

Partners’ Capital, June 30, 2015	12,572,983	1,538,551	712,998	193,813	15,018,345

Partners’ Capital, December 31, 2013	17,545,441	2,295,673	1,080,593	385,125	21,306,832

Subscriptions	454,535	—	—	—	454,535

Net Income (Loss)	54,285	3,176	(2,852)	6,410	61,019

Redemptions	(2,478,992)	(527,659)	(327,787)	—	(3,334,438)

Partners’ Capital, June 30, 2014	15,575,269	1,771,190	749,954	391,535	18,487,948

	Class A	Class B	Class C	Class Z	Total
	Units	Units	Units	Units	Units
Beginning Units, December 31, 2014	15,904.741	1,884.501	770.786	193.562	18,753.590

Subscriptions	190.018	—	—	—	190.018

Redemptions	(1,381.059)	(154.000)	—	—	(1,535.059)

Ending Units, June 30, 2015	14,713.700	1,730.501	770.786	193.562	17,408.549

Beginning Units, December 31, 2013	19,452.230	2,464.672	1,123.476	375.510	23,415.888

Subscriptions	504.285	—	—	—	504.285

Redemptions	(2,800.868)	(580.171)	(352.690)	—	(3,733.729)

Ending Units, June 30, 2014	17,155.647	1,884.501	770.786	375.510	20,186.444

The accompanying notes are an integral part of these financial statements.

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”). Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, options, and forward contract counterparty is MS&Co. to the extent a Trading Company trades options on OTC foreign currency forward contracts.

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trading Companies, their Trading Advisors and their trading system styles for the Partnership at June 30, 2015, are as follows:

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

Ceres Managed Futures LLC (“Ceres” or the “General Partner”), the general partner and commodity pool operator of the Partnership and the trading manager of each Trading Company, is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of June 30, 2015 and December 31, 2014, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

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

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During June 2015, the General Partner determined to invest a portion of the Partnership’s and Trading Companies’ excess cash (the Partnership and Trading Companies’ assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Companies receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Trading Companies may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Trading Companies’ accounts in order to avoid early liquidation of U.S. Treasury bills.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014, and changes in partners’ capital for the six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Affiliated Trading Companies’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are fair valued at the last available bid price from independent pricing services as of the close of business on the last business day of the reporting period.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Funds is reflected as net change in unrealized appreciation (depreciation) on investment on the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first in first out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of June 30, 2015 and December 31, 2014, the Partnership’s cash balances were zero.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with investment company guidance. See Note 4. Financial Highlights.

New Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Related Party Transactions

Cash held by each Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley. For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Companies’ accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash.

The Partnership and the Trading Companies pay Ceres or its affiliates a monthly administrative fee. The Partnership pays monthly general partner fees to Ceres. The Partnership pays ongoing placement agent fees to Morgan Stanley Wealth Management on a monthly basis equal to a percentage of the net asset value of a limited partner’s Units as of the beginning of each month.

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.	Financial Highlights

Financial highlights for each Class of Units for the three and six months ended June 30, 2015 and 2014 were as follows:

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, APRIL 1, 2015:	$985.01	$1,023.52	$1,063.51	$1,148.19

NET OPERATING RESULTS:
Net investment loss	(8.13)	(7.20)	(6.20)	(3.91)
Net realized/unrealized loss	(122.37)	(127.24)	(132.28)	(142.98)

Net loss	(130.50)	(134.44)	(138.48)	(146.89)

NET ASSET VALUE, JUNE 30, 2015:	$854.51	$889.08	$925.03	$1,001.30

RATIOS TO AVERAGE NET ASSETS:	-3.54%	-3.01%	-2.47%	-1.44%
Net investment loss (1) (2)	3.54%	3.01%	2.47%	1.44%
Partnership expenses (1) (2)

TOTAL RETURN:	-13.25%	-13.14%	-13.02%	-12.79%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2015:	$966.09	$1,002.61	$1,040.49	$1,120.55

NET OPERATING RESULTS:
Net investment loss	(16.48)	(14.60)	(12.55)	(7.90)
Net realized/unrealized loss	(95.10)	(98.93)	(102.91)	(111.35)

Net loss	(111.58)	(113.53)	(115.46)	(119.25)

NET ASSET VALUE, JUNE 30, 2015:	$854.51	$889.08	$925.03	$1,001.30

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.52%	-3.00%	-2.46%	-1.43%
Partnership expenses (1) (2)	3.52%	3.00%	2.46%	1.43%

TOTAL RETURN:	-11.55%	-11.32%	-11.10%	-10.64%

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Class A	Class B	Class C	Class Z

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, APRIL 1, 2014:	$869.35	$898.88	$929.39	$993.52

NET OPERATING RESULTS:
Net investment loss	(7.46)	(6.58)	(5.63)	(3.52)
Net realized/unrealized gain	45.99	47.57	49.21	52.67

Net income	38.53	40.99	43.58	49.15

NET ASSET VALUE, JUNE 30, 2014:	$907.88	$939.87	$972.97	$1,042.67

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.41%	-2.91%	-2.41%	-1.40%
Partnership expenses (1) (2)	3.41%	2.91%	2.41%	1.40%

TOTAL RETURN:	4.43%	4.56%	4.69%	4.95%

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2014:	$901.98	$931.43	$961.83	$1,025.61

NET OPERATING RESULTS:
Net investment loss	(15.04)	(13.29)	(11.37)	(7.07)
Net realized/unrealized gain	20.94	21.73	22.51	24.13

Net income	5.90	8.44	11.14	17.06

NET ASSET VALUE, JUNE 30, 2014:	$907.88	$939.87	$972.97	$1,042.67

RATIOS TO AVERAGE NET ASSETS:
Net investment loss (1) (2)	-3.43%	-2.93%	-2.42%	-1.41%
Partnership expenses (1) (2)	3.43%	2.93%	2.42%	1.41%

TOTAL RETURN:	0.65%	0.91%	1.16%	1.66%

(1)	Annualized
(2)	Does not include the expenses of the Trading Companies in which the Partnership invests.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using share of income, expenses and average net assets of the Partnership and excludes the income and expenses of the Trading Companies.

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

6.	Fair Value Measurements

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership’s investments were classified as either Level 1 or level 2 and did not hold any domestic instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

At June 30, 2015, the Partnership’s investment in the Trading Companies represented approximately: BHM I, LLC 10.10%; Boronia I, LLC 34.95%; TT II, LLC 10.05%; Altis I, LLC 12.00%; Augustus I, LLC 23.25%; and Aspect I, LLC 9.65% of the total investments of the Partnership, respectively.

At December 31, 2014, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 13.70%; Aspect I, LLC 9.60%; BHM I, LLC 17.20%; Altis I, LLC 13.55%; Boronia I, LLC 29.15%; and Augustus I, LLC 16.80% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended June 30, 2015	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
Boronia I, LLC	—	(1,524,290)	(22,450,025)	(23,974,315)
Augustus I, LLC	—	(69,333)	75,713	6,380

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2015	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
Boronia I, LLC	—	(3,589,857)	(16,761,597)	(20,351,454)
Augustus I, LLC	—	(167,764)	616,392	448,628

For the Three Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	—	(1,760,772)	32,554,765	30,793,993

For the Six Months Ended June 30, 2014	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
TT II, LLC	—	(3,949,405)	27,119,914	23,170,509
Altis I, LLC	—	(174,279)	(987,178)	(1,161,457)
BHM I, LLC	—	(3,347,787)	48,170,301	44,822,514
Aspect I, LLC	—	(125,199)	(91,693)	(216,892)
Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser II, LLC”)	—	(868,868)	(5,469,979)	(6,338,847)
Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”)	—	(109,742)	279,546	169,804
Boronia I, LLC	—	(2,107,035)	4,116,309	2,009,274
Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”)	—	(28,791)	(86,452)	(115,243)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Trading Companies as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is shown in the following tables.

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	June 30, 2015		For the three months ended June 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Boronia I, LLC	36.3	5,444,837	(1,325,336)	24,305	—	5,671	Commodity Portfolio	Monthly
BHM I, LLC	10.5	1,575,509	(61,841)	9,186	—	1,607	Commodity Portfolio	Monthly
Augustus I, LLC	24.1	3,619,163	463	13.510	449	3,152	Commodity Portfolio	Monthly
TT II, LLC	10.4	1,561,710	(281,468)	5,682	—	1,591	Commodity Portfolio	Monthly
Altis I, LLC	12.5	1,870,233	(348,814)	6,539	—	1,831	Commodity Portfolio	Monthly
Aspect I, LLC	10.0	1,502,636	(219,147)	5,997	—	1,399	Commodity Portfolio	Monthly

	June 30, 2015		For the six months ended June 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Boronia I, LLC	36.3	5,444,837	(1,121,588)	48,993	50,937	11,432	Commodity Portfolio	Monthly
BHM I, LLC	10.5	1,575,509	(308,732)	21,749	—	3,806	Commodity Portfolio	Monthly
Augustus I, LLC	24.1	3,619,163	104,243	27,088	6,848	6,320	Commodity Portfolio	Monthly
TT II, LLC	10.4	1,561,710	(154,660)	12,304	31,702	3,445	Commodity Portfolio	Monthly
Altis I, LLC	12.5	1,870,233	(139,838)	12,942	4,733	3,624	Commodity Portfolio	Monthly
Aspect I, LLC	10.0	1,502,636	(99,246)	11,709	29,975	2,732	Commodity Portfolio	Monthly

	December 31, 2014		For the three months ended June 30, 2014
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Boronia I, LLC	25.9	4,740,671	99,988	13,753	23,776	2,567	Commodity Portfolio	Monthly
BHM I, LLC	15.3	2,796,732	331,886	15,840	—	2,772	Commodity Portfolio	Monthly
Augustus I, LLC	15.0	2,735,812	(20,651)	8,888	—	2,074	Commodity Portfolio	Monthly
TT II, LLC	12.2	2,233,568	145,042	7,008	—	1,962	Commodity Portfolio	Monthly
Altis I, LLC	12.1	2,202,861	121,999	6,194	—	1,734	Commodity Portfolio	Monthly
Aspect I, LLC	8.5	1,561,147	73,001	4,957	—	1,157	Commodity Portfolio	Monthly
Kaiser I, LLC	—	—	52,948	12,036	—	2,106	Commodity Portfolio	Monthly
Rotella I, LLC	—	—	160,061	5,068	18,340	1,774	Commodity Portfolio	Monthly

MERITAGE FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

	December 31, 2014		For the six months ended June 30, 2014
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income (Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
Boronia I, LLC	25.9	4,740,671	95,103	26,081	23,776	4,868	Commodity Portfolio	Monthly
BHM I, LLC	15.3	2,796,732	514,509	35,500	—	6,212	Commodity Portfolio	Monthly
Augustus I, LLC	15.0	2,735,812	(2,219)	16,259	—	3,794	Commodity Portfolio	Monthly
TT II, LLC	12.2	2,233,568	99,477	14,905	—	4,174	Commodity Portfolio	Monthly
Altis I, LLC	12.1	2,202,861	(98,021)	13,356	—	3,790	Commodity Portfolio	Monthly
Aspect I, LLC	8.5	1,561,147	(17,525)	11,000	—	2,567	Commodity Portfolio	Monthly
Kaiser I, LLC	—	—	(245,587)	22,109	—	3,869	Commodity Portfolio	Monthly
Rotella I, LLC	—	—	73,300	9,956	18,398	3,484	Commodity Portfolio	Monthly
WNT I, LLC	—	—	(35,770)	7,165	41	1,672	Commodity Portfolio	Monthly

7.	Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership and the Trading Companies. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership and the Trading Companies. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s and the Trading Companies’ break even point.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 9.70%; Currency 31.30%; Equity 15.15%; and Commodity 43.85%.

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

As of June 30, 2015, approximately 65.47% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 34.53% is forward contracts which are off-exchange-traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its investments in Affiliated Trading Companies (Boronia I, LLC, Augustus I, LLC, Altis I, LLC, BHM I, LLC TT II, LLC and Aspect I, LLC).The Affiliated Trading Companies’ only assets are their equity in trading accounts, consisting of restricted and unrestricted cash, net unrealized income on open contracts and investment U.S. Treasury bills, if applicable. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of June 30, 2015 and March 31, 2015, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2015	Allocation as of 3/31/2015

Boronia I, LLC	34.95%	36.60%
BHM I, LLC	10.10%	12.00%
Augustus I, LLC	23.25%	19.80%
TT II, LLC	10.05%	11.65%
Altis I, LLC	12.00%	11.30%
Aspect I, LLC	9.65%	8.65%

The Partnership’s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investments” for open contracts, and recorded as “Net Realized loss on investments” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2015

The Partnership recorded total net realized and unrealized loss on investments of $2,336,141 and expenses totaling $143,282, resulting in a net loss of $2,379,423 for the three months ended June 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/15	NAV at 3/31/15

A	$854.51	$985.01
B	$889.08	$1,023.52
C	$925.03	$1,063.51
Z	$1,001.30	$1,148.19

During the second quarter, the Partnership posted a loss in net asset value per Unit from losses in global stock indices, energies, metals, agriculturals, global interest rates, and currencies. The most significant losses were achieved within the global stock index sector during May and June from long positions in European, U.S. and Asian index futures as prices decreased amid investor anxiety over Greece’s debt obligations and China’s slowing economy. Within the energy complex, losses were recorded throughout the second quarter from long and short crude oil positions as prices fluctuated as the market assessed global demand and the value of the U.S. dollar. Within the metals sector, losses were recorded as prices whipsawed during April and May as investors attempted to gauge global growth and the timing of an U.S. central bank interest rate hike. The most notable trading losses in this sector were incurred from positions in gold, silver, nickel, palladium, and tin. In the agricultural sector, losses were incurred during the first half of the April from short sugar futures positions as prices climbed higher after wet weather increased the likelihood the Brazilian cane harvest would be delayed. Additional losses were experienced during the second half of June from short corn and wheat futures positions as prices sharply rose due to crop concerns following heavy rainfall in the U.S. Midwest. In the global interest rate sector, losses were recorded during April from short Japanese government bond futures positions as prices increased amid lower global yields and plans by the Bank of Japan to increase debt purchases. Additional losses were experienced in this sector during June from long positions in U.S. and European fixed income futures positions as prices whipsawed amid uncertainty surrounding U.S. monetary policy and the Greek financial crisis. Losses within the currency sector were experienced primarily during June from short positions in the Australian dollar, Swiss franc, British pound, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened as the U.S. Federal Reserve continued to provide little insight on when or how quickly it plans to raise interest rates.

The Partnership recorded total net realized and unrealized loss on investments of $1,719,821 and expenses totaling $294,635, resulting in a net loss of $2,014,456 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV at 6/30/15	NAV at 12/31/14

A	$854.51	$966.09
B	$889.08	$1,002.61
C	$925.03	$1,040.49
Z	$1,001.30	$1,120.55

During the first six months of the year, the Partnership posted a loss in net asset value per Unit as trading losses in global stock indices, metals, energy, and agriculturals more than offset trading gains in currencies. Trading results in global interest rates were relatively flat and had no material impact on the Fund’s overall performance for first half of the year. The most significant losses were recorded within the global stock index sector during January, May, and June from long U.S., European, and Asian equity index futures positions as prices declined due to concerns associated with slowing global growth, the Greece financial crisis, and a stronger U.S. dollar. Within the metals sector, losses were recorded as prices whipsawed from February through June as investors attempted to gauge global growth and the timing of an U.S. central bank interest rate hike. Within the energy complex, losses were experienced primarily during February, April, and June from long and short positions in crude oil as prices fluctuated as the market assessed global demand and the value of the U.S. dollar. In the agricultural sector, losses were incurred during the first half of the April from short sugar futures positions as prices climbed higher as wet weather increased the likelihood the Brazilian cane harvest would be delayed. Additional losses were experienced during the second half of June from short corn and wheat futures positions as prices sharply rose due to crop concerns following heavy rainfall in the U.S. Midwest. A portion of the Partnership’s losses during the first six months of the year was offset by gains experienced within the currency sector during the majority of the first half of the year from short euro positions versus the U.S. dollar as the value of the euro decreased due to economic stimulus programs introduced by the European Central Bank and investor anxiety regarding the Greek financial crisis.

For the Three and Six Months Ended June 30, 2014

The Partnership recorded total net realized and unrealized gain on investments of $964,274 and expenses totaling $151,447, resulting in net income of $812,827 for the three months ended June 30, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The Partnership recorded total net realized and unrealized gain on investments of $383,267 and expenses totaling $322,248, resulting in net income of $61,019 for the six months ended June 30, 2014. The Partnership’s net asset value per Unit by share Class is provided in the table below.

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

The futures, forwards and options traded by the Trading Companies and U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts and forward currency options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2015, Aspect I, LLC’s total capitalization was $12,725,512. The Partnership owned approximately 12% of Aspect I, LLC.

	June 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$806,053	6.33%
Interest Rate	241,740	1.90%
Equity	234,148	1.84%
Commodity	766,023	6.02%

Total	$2,047,964	16.09%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,245,974	$755,404	$1,008,007
Interest Rate	$410,953	$175,575	$284,773
Equity	$565,355	$234,148	$416,950
Commodity	$766,023	$439,238	$586,686

*	Average of month-end VaR.

As of June 30, 2015, Augustus I, LLC’s total capitalization was $14,672,872. The Partnership owned approximately 25.0% of Augustus I, LLC.

	June 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$1,340,046	9.13%
Interest Rate	90,326	0.62%

Total	$1,430,372	9.75%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,911,152	$998,788	$1,393,869
Interest Rate	$121,779	$90,326	$106,964

*	Average of month-end VaR.

As of June 30, 2015, TT II, LLC’s total capitalization was $369,666,470. The Partnership owned approximately 0.5% of TT II, LLC.

	June 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$23,769,760	6.43%
Interest Rate	7,043,073	1.91%
Equity	12,324,679	3.33%
Commodity	31,004,805	8.39%

Total	$74,142,317	20.06%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$31,933,685	$20,887,396	$26,943,869
Interest Rate	$15,466,885	$5,903,989	$10,076,684
Equity	$23,491,493	$12,324,679	$19,637,827
Commodity	$31,166,538	$14,729,129	$22,297,685

*	Average of month-end VaR.

As of June 30, 2015, BHM I, LLC’s total capitalization was $148,208,954. The Partnership owned approximately 1% of BHM I, LLC.

	June 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$885,221	0.60%
Interest Rate	17,325	0.01%
Equity	731,813	0.50%
Commodity	10,112,137	6.82%

Total	$11,746,496	7.93%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,086,613	$194,711	$575,705
Interest Rate	$1,043,270	$15,813	$333,237
Equity	$1,232,882	$123,342	$685,313
Commodity	$34,942,623	$10,112,137	$19,007,463

*	Average of month-end VaR.

As of June 30, 2015, Altis I, LLC’s total capitalization was $15,638,379. The Partnership owned approximately 12% of Altis I, LLC.

	June 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$1,112,969	7.12%
Interest Rate	418,257	2.67%
Equity	633,952	4.05%
Commodity	1,591,377	10.18%

Total	$3,756,555	24.02%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,144,629	$513,480	$684,636
Interest Rate	$418,257	$86,769	$217,171
Equity	$1,072,905	$583,821	$831,625
Commodity	$1,749,326	$1,245,413	$1,498,060

*	Average of month-end VaR.

As of June 30, 2015, Boronia I, LLC’s total capitalization was $97,612,603. The Partnership owned approximately 5.6% of Boronia I, LLC.

	June 30, 2015
Market Sector	VaR	% of Total Capitalization
Currency	$6,500,552	6.66%
Interest Rate	2,845,311	2.91%
Equity	2,724,209	2.79%
Commodity	4,756,610	4.88%

Total	$16,826,682	17.24%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$8,628,589	$3,227,702	$5,512,359
Interest Rate	$5,358,324	$1,036,208	$2,626,591
Equity	$9,485,605	$2,587,428	$5,978,745
Commodity	$9,039,067	$3,226,753	$5,410,732

*	Average of month-end VaR.

As of December 31, 2014, Aspect I, LLC’s total capitalization was $13,368,368. The Partnership owned approximately 12% of Aspect I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$639,477	4.78%
Interest Rate	518,432	3.88%
Equity	307,576	2.30%
Commodity	479,561	3.59%

Total	$1,945,046	14.55%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$960,539	$406,453	$669,088
Interest Rate	$766,928	$197,115	$453,600
Equity	$636,918	$68,647	$363,074
Commodity	$724,196	$253,988	$479,639

*	Average of month-end VaR.

As of December 31, 2014, Augustus I, LLC’s total capitalization was $11,587,450. The Partnership owned approximately 24% of Augustus I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$720,594	6.22%
Interest Rate	74,725	0.64%

Total	$795,319	6.86%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,251,317	$683,340	$943,758
Interest Rate	$127,958	—	$55,153

*	Average of month-end VaR.

As of December 31, 2014, TT II, LLC’s total capitalization was $459,215,895. The Partnership owned approximately 0.5% of TT II, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$11,945,011	2.60%
Interest Rate	22,829,716	4.97%
Equity	14,275,060	3.11%
Commodity	16,951,707	3.69%

Total	$66,001,494	14.37%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$43,738,616	$11,543,442	$26,678,708
Interest Rate	$23,486,703	$5,437,975	$15,347,791
Equity	$24,704,696	$4,443,784	$16,383,350
Commodity	$37,483,261	$12,284,581	$22,290,073

*	Average of month-end VaR.

As of December 31, 2014, BHM I, LLC’s total capitalization was $244,508,946. The Partnership owned approximately 1% of BHM I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$1,168,311	0.48%
Interest Rate	35,888	0.01%
Equity	83,769	0.03%
Commodity	39,364,629	16.10%

Total	$40,652,597	16.62%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$6,633,967	$122,650	$2,185,027
Interest Rate	$4,170,825	$10,139	$850,656
Equity	$4,581,127	—	$2,144,179
Commodity	$43,693,621	$18,663,484	$33,562,241

*	Average of month-end VaR.

As of December 31, 2014, Altis I, LLC’s total capitalization was $18,232,652. The Partnership owned approximately 12% of Altis I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$272,571	1.49%
Interest Rate	693,019	3.80%
Equity	317,566	1.74%
Commodity	1,702,946	9.34%

Total	$2,986,102	16.37%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$685,034	$194,452	$390,903
Interest Rate	$876,439	$60,252	$412,201
Equity	$1,347,631	$157,961	$687,200
Commodity	$2,989,671	$1,171,333	$1,748,502

*	Average of month-end VaR.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 5% of Boronia I, LLC.

	December 31, 2014
Market Sector	VaR	% of Total Capitalization
Currency	$4,957,331	4.75%
Interest Rate	2,965,947	2.84%
Equity	2,889,921	2.77%
Commodity	5,125,195	4.92%

Total	$15,938,394	15.28%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$11,301,501	$984,987	$4,077,565
Interest Rate	$5,475,674	$647,220	$2,547,225
Equity	$9,013,937	$712,546	$3,468,454
Commodity	$6,835,307	$1,782,819	$3,476,070

*	Average of month-end VaR.

The Partnership terminated trading in Morgan Stanley Smith Barney Rotella I, LLC as of December 31, 2014.

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$528,702	—	$293,817
Interest Rate	$415,289	—	$244,560
Equity	$570,266	—	$272,433
Commodity	$244,713	—	$123,652

*	Average of month-end VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President and Director (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2015.

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

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners through June 30, 2015, was $89,362,151. Since inception, the Partnership has received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options, and forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class A
April 1, 2015 – April 30, 2015	(148.067)	945.83	N/A	N/A
May 1, 2015 – May 31, 2015	(16.962)	937.01	N/A	N/A
June 1, 2015 – June 30, 2015	(594.180)	854.51	N/A	N/A

	(759.209)	874.16

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class B
April 1, 2015 – April 30, 2015	—	—	N/A	N/A
May 1, 2015 – May 31, 2015	—	—	N/A	N/A
June 1, 2015 – June 30, 2015	(54.000)	889.08	N/A	N/A

	(54.000)	889.08

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class C
April 1, 2015 – April 30, 2015	—	—	N/A	N/A
May 1, 2015 – May 31, 2015	—	—	N/A	N/A
June 1, 2015 – June 30, 2015	—	—	N/A	N/A

	—	—

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
Class Z
April 1, 2015 – April 30, 2015	—	—	N/A	N/A
May 1, 2015 – May 31, 2015	—	—	N/A	N/A
June 1, 2015 – June 30, 2015	—	—	N/A	N/A

	—	—

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.
**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meritage Futures Fund L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.