Form 10-K
period 2015-12-31
Meritage Futures Fund L.P.
filed 2016-03-28
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Limited Partnership Units with an aggregate value of $12,572,983 of Class A, $1,538,551 of Class B, $712,998 of Class C, and $17,793 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 12,129.803 Limited Partnership Class A Units were outstanding, 1,101.594 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, 17.770 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Page 1)

MERITAGE FUTURES FUND L.P.

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2015

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

The Partnership invests substantially all of its assets to multiple affiliated Trading Companies, each of which allocates substantially all of its assets to the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”), registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for each respective Trading Company. The Trading Companies are each Delaware limited liability companies. Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. MS&Co. is referred to as the “Commodity Broker”. Each Trading Company’s over-the-counter foreign exchange spot, option, and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

As of December 31, 2015 and 2014, all trading decisions are made for Meritage by GAM International Management Limited (“GAM”), Altis Partners (Jersey) Limited (“Altis”), Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”), Blenheim Capital Management, L.L.C. (“BHM”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Rotella Capital Management, Inc. (“Rotella”), Kaiser Trading Group Pty. Ltd. (“Kaiser”), Winton Capital Management Limited (“Winton”), Man-AHL (USA) Ltd. (“Man-AHL”), Chesapeake Capital Corporation (“Chesapeake”) and GLC Ltd. (“GLC”).

As of December 31, 2015 and 2014, the Trading Companies consisted of Morgan Stanley Smith Barney Augustus I, LLC ( “Augustus I, LLC”), Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”), Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”) and Morgan Stanley Smith Barney TT II, LLC (“TT II”). References herein to the Trading Company or the Trading Companies may also include, as relevant, Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”), Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”), Morgan Stanley Smith Barney AHL I, LLC (“AHL I, LLC”), Morgan Stanley Smith Barney Chesapeake Diversified I, LLC (“Chesapeake I, LLC”) and Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”).

Prior to February 29, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. Depending on the aggregate amount invested in each Partnership, limited partners received class A, B, C or D Units in the Partnership (each a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. Effective February 29, 2012, Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

As of December 31, 2015, 2014 and 2013, there were no Class D Units outstanding in the Partnership.

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

During June 2015, the General Partner determined to invest a portion of the Partnership’s and the Trading Companies’ excess cash (the Partnership’s and the Trading Companies’ assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Companies receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and the Trading Companies may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Trading Companies’ accounts in order to avoid early liquidation of U.S. Treasury bills. The General Partner may also determine to invest up to all of the Partnership’s assets in money market mutual funds managed by Morgan Stanley or its affiliates.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the administrative fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

The Trading Companies and their Trading Advisors for the Partnership at December 31, 2015 are as follows:

Trading Company	Trading Advisor

Altis I, LLC	Altis

Aspect I, LLC	Aspect

Augustus I, LLC	GAM

BHM I, LLC	Blenheim

Boronia I, LLC	Boronia

TT II, LLC	Transtrend

The trading system style of each Trading Advisor is as follows:

Commodity Trading Advisor	Trading System Style

Altis	Systematic
Aspect	Systematic
Blenheim	Discretionary
Boronia	Systematic
GAM	Discretionary
Transtrend	Systematic

Ceres may reallocate the Partnership’s assets to different Trading Companies in its sole discretion.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, Meritage’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, Meritage). Ceres reallocated the assets formerly allocated by Meritage to Blenheim among the remaining trading advisors of Meritage.

Effective December 31, 2014, Ceres terminated the advisory agreement among the General Partner, Rotella and Rotella I, LLC, pursuant to which Rotella traded a portion of Rotella I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Rotella ceased all Futures Interests trading on behalf of Rotella I, LLC (and, indirectly, the Partnership).

Effective June 30, 2014, Ceres terminated the advisory agreement among the General Partner, Kaiser and Kaiser I, LLC, pursuant to which Kaiser traded a portion of Kaiser I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Kaiser ceased all Futures Interests trading on behalf of Kaiser I, LLC (and, indirectly, the Partnership).

Effective March 31, 2014, Ceres terminated the advisory agreement among the General Partner, Winton and WNT I, LLC, pursuant to which Winton traded a portion of WNT I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Winton ceased all Futures Interests trading on behalf of WNT I, LLC (and, indirectly, the Partnership).

Effective October 31, 2013, Ceres terminated the advisory agreement among Morgan Stanley AHL I, LLC , the General Partner and Man-AHL, pursuant to which Man-AHL traded a portion of AHL I, LLC’s (and, indirectly the Partnership’s) assets in Futures Interests. Consequently, Man-AHL ceased all Futures Interest trading on behalf of AHL I, LLC (and, indirectly, the Partnership).

Effective June 30, 2013, Ceres terminated the management agreement among the General Partner, Chesapeake and Chesapeake I, LLC, pursuant to which Chesapeake traded a portion of Chesapeake I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Chesapeake ceased all Futures Interest trading on behalf of Chesapeake I, LLC (and, indirectly, the Partnership).

Effective January 31, 2013, Ceres terminated the advisory agreement among the General Partner, GLC and GLC I, LLC, pursuant to which GLC traded a portion of GLC I, LLC’s (and, indirectly, the Partnership) assets in Futures Interests. Consequently, GLC ceased all Futures Interests trading on behalf of GLC I, LLC (and, indirectly, the Partnership).

Effective November 1, 2015, the advisory agreement among TT II, LLC, Ceres and Transtrend was amended to decrease the management fee percentage to 1/12th of 1.00% (a 1.00% annual rate) of the net assets as of the first day of each month. Effective October 1, 2014, the advisory agreement among TT II, LLC, Ceres and Transtrend was amended to decrease the management fee percentage to 1/12th of 1.25% (a 1.25% annual rate) of the net assets as of the first day of each month.

Effective January 1, 2014, the advisory agreement among TT II, LLC, Ceres and Transtrend was amended to decrease the management fee percentage to 1/12th of 1.50% of the net assets as of the first day of the month if the net assets as of the first day of the month were less than $400,000,000 and 1/12th of 1.25% of the net assets as of the first day of the month if the net assets as of the first day of the month were equal to or greater than $400,000,000. Prior to January 1, 2014, TT II, LLC accrued and paid Transtrend a monthly management fee equal to 1/12th of 2.00% of the net assets as of the first day of the month if the net assets as of the first day of the month were less than $400,000,000 and 1/12th of 1.75% of the net assets as of the first day of the month if the net assets as of the first day of the month were equal to or greater than $400,000,000.

Effective January 1, 2015, the management fee percentage paid to Boronia was changed to 1/12th of 1.5% (a 1.5% annual rate) of the assets as of the first day of the month. For the period from January 1, 2013 to December 31, 2014, the Trading Company accrued and paid to Boronia a monthly management fee equal to 1/12th of (i) 3.0% (if the beginning net assets is less than or equal to US$60 million); (ii) 1.875% (if the beginning net assets is greater than US$60 million and less than or equal to US$120 million); or (iii) 1.50% (if the beginning net assets is greater than $120 million) based on the Trading Company’s beginning net assets plus additions less withdrawals (as of the beginning of the month).

Altis I, LLC pays Altis a monthly fee equal to 1/12th of 1.25% (a 1.25% annual rate). Aspect I, LLC pays Aspect a monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate). BHM I, LLC paid Blenheim a monthly fee equal to 1/12th of 2% (a 2% annual rate). Augustus I, LLC pays GAM a monthly fee equal to 1/12th of 1.5% (a 1.5% annual rate).

As of December 31, 2015, each Trading Company pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the applicable Trading Company. To the extent that an Advisor incurs a loss for a Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the respective Partnership. Such fee is accrued on a monthly basis.

Effective January 1, 2016, TT II, LLC will pay Transtrend a half year incentive fee equal to 20% of the New Trading Profits earned by the Partnership.

Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees and administrative fees are deducted. When a Trading Advisor experiences losses with respect to net assets as of the end of a calendar quarter or half year, as applicable, the Trading Advisor must recover such losses before that Trading Advisor is eligible for an incentive fee in the future.

The Partnership began the year at a net asset value per Unit of $966.09, $1,002.61, $1,040.49 and $1,120.55 and decreased 6.3%, 5.9%, 5.4% and 4.4% to $904.95, $943.89, $984.49 and $1,070.96 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2015.

(b)    Financial Information about Segments.    The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interest as discussed in Item 1(a). The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014 and 2013 is set forth under Item 6. Selected Financial Data.

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

(d)    Financial Information about Geographic Areas.    The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the Commodity Broker) enters into forward contract transactions where non-U.S. banks are the contracting parties and trades futures, forwards and options on such contracts on non-U.S. exchanges.

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

The Trading Companies and Partnership Incur Substantial Charges. Each Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. Each Trading Company is required to pay monthly management fees to the Trading Advisors regardless of its performance. In addition, each Trading Company pays its Trading Advisor an incentive fee of 20% of new trading profits. Each Trading Company pays a fee equal to 1/12th of 0.35% of the beginning of the month net asset value to cover its administrative, operating, offering and organizational expenses. As a limited partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Companies in which the Partnership invests.

The Partnership pays a General Partner Fee and pays the Placement Agent’s ongoing compensation. In addition, the Partnership pays a fee equal to 1/12th of 0.40% of the beginning of the month net asset value to cover its administrative, operating, offering and organizational expenses.

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

Due to the fact that incentive fees are paid quarterly, except for TT II, LLC which pays a half year incentive fee, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to the Trading Advisor suffer a loss for the year. Because each Trading Advisor receives an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits. In addition, as incentive fees are calculated on a Trading Company-by-Trading Company basis, it is possible that one or more Trading Advisors could receive incentive fees during periods when the Partnership has a negative return as a whole.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third business day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Limited Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

●            The General Partner, Morgan Stanley, the Placement Agent and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

●            MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

●            Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership or, for consulting clients, they receive the fees and expenses described in such consulting client’s consulting agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

●            The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Companies for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Trading Companies for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

●            For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the private placement memorandum of the partnership (the “Memorandum”). That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

●            The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

●            MS&Co. and the General Partner retain any interest income earned on cash in the Trading Companies’ accounts in excess of the rate specified herein. That could create an incentive for more risky investments with such cash.

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

Neither the Partnership nor any of the Trading Companies are Registered Investment Companies. The Partnership and the Trading Companies are not required to register, and none are registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

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

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule will, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Companies. Structural changes, such as with respect to governance arrangements for the Partnership and/or the Trading Companies, could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Companies are impermissible under the Final Rule, the General Partner was required to conform such activities and investments by July 21, 2015, subject to an extended conformance period (expected to end on July 21, 2017) for certain relationships and investments in place prior to 2014, at or before the end of which such legacy relationship and investments must be conformed, and the Partnership must be in full compliance with the Final Rule. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. At or before the end of the applicable conformance period, such general prohibitions will restrict certain transactions and relationships between Morgan Stanley affiliates and the Partnership and/or the Trading Companies, which could require restructuring of those relationships.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the advisor or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s Assets in United States Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s assets in United States Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Trading Companies may incur a loss on such Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to meet margin requirements and avoid early liquidation of Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. There have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC will require certain money market mutual funds to implement floating net asset values in the future that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Partnership’s use of these money market mutual funds for capital preservation purposes.

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

Factors that can contribute to market illiquidity for exchange-traded contracts include:

●	exchange-imposed price fluctuation limits;

●	limits on the number of contracts speculative traders may hold in most commodity markets; and

●	market disruptions.

The General Partner expects that non-exchange traded contracts will be traded for commodity interests for which there is generally a liquid underlying market. Such markets, however, may experience periods of illiquidity and are also subject to market disruptions.

Since the Trading Companies already manage sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

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

Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

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

The percentage of each Trading Company’s positions which are traded on foreign exchanges can vary significantly from month to month. The average percentage of each Trading Company’s positions which are expected to be traded on foreign exchanges in any given month is anticipated to range from 19.5% to 37.4% of such Trading Company’s positions, but could be greater or less than such expected range during any time period.

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and are at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

Central Clearing Parties Could Fail.   Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain and could affect a large portion of the market.

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

The Trading Companies are Subject to Speculative Position Limits.   U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. Those comment periods have also closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Companies’ trading for the Partnership.

The Trading Companies have Credit Risk to the Commodity Brokers. Each Trading Company has credit risk because the Commodity Broker acts as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of each Trading Company’s assets. As such, in the event that the Commodity Broker is unable to perform, the Trading Companies’ assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to each Trading Company’s account on a daily basis. The Commodity Broker, as the futures commission merchant for each Trading Company’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts.

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to each Trading Company’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between CSEs and SDs and MSPs, and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

A Trading Advisor may Terminate its Advisory Agreement.  Generally, the advisory agreements with the current Trading Advisors have initial one-year terms, which renews for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor. One of the advisory agreements had a shorter initial term and has a three-month renewal term. In the event that an advisory agreement is not renewed, the Trading Manager may not be able to enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in the Memorandum.

Disadvantages of Replacing or Switching Trading Advisors. A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based compensation. However, the Trading Manager may elect to replace a Trading Advisor that has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new Trading Advisor would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, Trading Advisors therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions.  Assets in managed futures have grown from an estimated $300 million in 1980 to over $327.3 billion as of December 31, 2015 (source: Barclay Hedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

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

The Partnership’s Tax Returns Could be Audited.  The Internal Revenue Service (the “IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to new legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

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

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolved the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b)  Holders.  The number of holders of Units at February 29, 2016 was approximately 253.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2015 was $89,402,151. The Partnership received $570,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
October 1, 2015 - October 31, 2015	(174.217)	$906.63	N/A	N/A
November 1, 2015 - November 30, 2015	(1,640.150)	$950.62	N/A	N/A
December 1, 2015 - December 31, 2015	(83.590)	$904.95	N/A	N/A

	(1,897.957)	$944.57

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class B
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	(432.308)	$991.10	N/A	N/A
December 1, 2015 - December 31, 2015	-	-	N/A	N/A

	(432.308)	$991.10

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class C
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	-	-	N/A	N/A
December 1, 2015 - December 31, 2015	-	-	N/A	N/A

	-	-

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class Z
October 1, 2015 - October 31, 2015	-	-	N/A	N/A
November 1, 2015 - November 30, 2015	-	-	N/A	N/A
December 1, 2015 - December 31, 2015	-	-	N/A	N/A

	-	-

* Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners

** Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

Total trading results, total expenses, net income (loss) and net income (loss) per Unit by Class for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and total assets and net asset value per Unit by Class as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$(481,568)	$1,842,733	$573,648	$(1,746,715)	$(4,232,320)
Total expenses	(544,266)	(620,663)	(811,500)	(1,136,770)	(1,617,019)

Net income (loss)	$(1,025,834)	$1,222,070	$(237,852)	$(2,883,485)	$(5,849,339)

Net income (loss) per Unit by Class
A	$(61.14)	$64.11	$(10.89)	$(85.02)	$(126.96)

B	$(58.72)	$71.18	$(6.54)	$(82.21)	$(124.00)

C	$(56.00)	$78.66	$(1.92)	$(79.21)	$(120.87)

Z	$(49.59)	$94.94	$8.18	$(72.58)	$(114.12)

Total assets	$13,597,171	$18,522,100	$21,942,923	$29,088,508	$38,832,374

Net asset value per Unit by Class
A	$904.95	$966.09	$901.98	$912.87	$997.89

B	$943.89	$1002.61	$931.43	$937.97	$1020.18

C	$984.49	$1,040.49	$961.83	$963.75	$1,042.96

Z	$1,070.96	$1,120.55	$1,025.61	$1017.43	$1,090.01

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 15.1%; Currency 40.9%; Equity 9.7%; and Commodity 34.3%.

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

As of December 31, 2015, approximately 69.5% of the Partnership’s total investment exposure is in futures contracts which are exchange-traded while approximately 30.5% is in forward contracts which are off-exchange-traded.

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

Results of Operations

General.   The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” for open contracts, and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is extrapolated on a forward basis from the prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

Year Ended December 31, 2015

The Partnership recorded a loss in total trading results of $481,568 and expenses totaling $544,266, resulting in a net loss of $1,025,834 for the year ended December 31, 2015. The Partnership’s net asset value per Unit by Class is provided in the table below.

Class	NAV per Unit at 12/31/15	NAV per Unit at 12/31/14

A	$904.95	$966.09
B	$943.89	$1,002.61
C	$984.49	$1,040.49
Z	$1,070.96	$1,120.55

Total subscriptions and redemptions across all Classes for the year ended December 31, 2015 were $227,500 and $3,953,815, respectively, and the Partnership’s ending capital was $13,521,526 at December 31, 2015, a decrease of $4,752,149 from the ending capital of $18,273,675 at December 31, 2014.

During the year, the Partnership posted a loss in Net Asset Value per Unit as trading losses in the global stock indices, agriculturals, and metals offset trading gains in energies, currencies, and global interest rates. The most significant losses were recorded within the global stock index sector during January, May, June, and December from long U.S. and European equity index futures positions as prices declined due to concerns associated with slowing global economic growth, the Greek financial crisis, and a stronger U.S. dollar. In the agricultural sector, losses were incurred during January from long cocoa futures positions as prices declined following reports of waning demand amid slowing global growth and a decrease in disposable income. Additional losses were recorded during April and September from short sugar futures positions as prices climbed higher on concern that rain would damage the sugar crop and disrupt the harvest in Brazil, the world’s top sugar producer. Further losses in the agricultural markets were experienced during the second half of June from short corn and wheat futures positions as prices rose due to crop concerns following heavy rainfall in the U.S. Midwest. Losses in this sector during December were recorded from short coffee futures positions as prices increased amid dryness concerns as rainfall totals were below normal in Brazil’s coffee growing regions. Within the metals complex, losses were primarily recorded in March and June from long positions in palladium futures as prices fell dramatically on weakening demand from China, increasing supplies, and a strengthening U.S. dollar. Additional losses in metals during March and May were experienced from long positions in nickel and tin futures contracts as prices declined amid disappointing economic data in China, the world’s top consumer of the metals. Losses in this sector during the second half of December were recorded from short copper futures positions as prices increased amid speculation that supply conditions in China may stabilize into 2016 as some producers start to scale back output. The Partnership’s losses for the year were offset by gains experienced within the energy complex during January, as well as throughout the second half of the year, from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut. Within the currency sector, gains were achieved during the first two quarters from short euro positions versus the U.S. dollar as the value of the euro decreased due to economic stimulus programs introduced by the European Central Bank (the “ECB”) and investor anxiety regarding the Greek financial crisis. Additional gains in this sector were achieved during January and July from short Canadian dollar positions versus the U.S. dollar as “commodity currencies” were pressured lower as global commodities prices fell. During November, further gains in this sector were experienced from short positions in the euro versus the U.S. dollar as the relative value of the euro decreased after the U.S. Federal Reserve’s (the “Fed”) October minutes pointed to an increased likelihood of a rate hike during December, while in the Eurozone, consensus pointed to additional stimulus. In the global interest rate sector, gains were recorded primarily during January and July from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Additional gains were recorded in this sector during the third quarter from long positions in global fixed income futures as prices increased amid speculation and ultimate verification that the Fed and ECB would maintain a dovish monetary policy.

Year Ended December 31, 2014

The Partnership recorded a gain in total trading results of $1,842,733 and expenses totaling $620,663, resulting in net income of $1,222,070 for the year ended December 31, 2014. The Partnership’s net asset value per Unit by Class is provided in the table below.

Class	NAV per Unit at 12/31/14	NAV per Unit at 12/31/13

A	$966.09	$901.98
B	$1,002.61	$931.43
C	$1,040.49	$961.83
Z	$1,120.55	$1,025.61

Total subscriptions and redemptions across all Classes for the year ended December 31, 2014 were $938,035 and $5,193,262, respectively, and the Partnership’s ending capital was $18,273,675 at December 31, 2014, a decrease of $3,033,157 from the ending capital of $21,306,832 at December 31, 2013.

During the year, the Partnership posted a gain in net asset value per Unit as trading profits in global interest rates, currencies, agriculturals, and energies more than offset losses in the global stock indices and metals sectors. The most significant gains were achieved within the global interest rate sector during January, May, August, and throughout the fourth quarter from long fixed income futures positions as prices rose amid central banks globally maintaining loose monetary policies to stimulate economic growth and stem deflation. Fixed income futures found additional support during the year as geopolitical tensions increased demand for the relative “safety” of government debt. Within the currency sector, gains were achieved during May and the second half of the year from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strengthening U.S. dollar. The Bank of Japan and the ECB both focused on keeping interest rates low, while the Fed indicated higher interest rates, which benefited the Fund’s short non-U.S. dollar currency positions. Within the agricultural sector, gains were experienced during the majority of the first half of the year from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Additional gains were achieved in this sector during the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels. In the energy complex, gains were recorded from long positions in crude oil futures as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains were recorded during September through December from short positions in crude oil and its related contracts as prices moved lower as U.S. oil production advanced to record levels and after OPEC decided not to reduce crude oil production amid a global supply surplus.

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

Year Ended December 31, 2013

The Partnership recorded a gain in total trading results of $573,648 and expenses totaling $811,500, resulting in a net loss of $237,852 for the year ended December 31, 2013. The Partnership’s net asset value per Unit by Class is provided in the table below.

Class	NAV per Unit at 12/31/13	NAV per Unit at 12/31/12

A	$901.98	$912.87
B	$931.43	$937.97
C	$961.83	$963.75
Z	$1,025.61	$1,017.43

Total subscriptions and redemptions across all share Classes for the year ended December 31, 2013, were $381,504 and $6,955,142, respectively, and the Partnership’s ending capital was $21,306,832 at December 31, 2013, a decrease of $6,811,490 from the ending capital of $28,118,322 at December 31, 2012.

During the year, the Partnership recorded trading gains in global stock indices, agriculturals, currencies, and metals. These gains were mitigated by trading losses in the energy and global interest rate sectors. The most significant gains were achieved within global stock indices from long futures positions during the majority of the year as equity prices were pushed higher by an aggressive Japanese economic stimulus package, a stabilizing euro-zone economy, and continued economic growth in the U.S. In agriculturals trading, gains were achieved during June and July from short soybean futures positions as prices decreased due to favorable weather for planting and high crop yields. Additional gains were experienced from short wheat futures positions during February and December as prices decreased on rising inventories and slowing demand. Further gains were recorded in the agricultural sector from short corn futures positions during September through November, short coffee futures positions in October, and long positions in cocoa futures during July, September, and November. Within the currency markets, gains were achieved primarily during January, November, and December from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan would ease monetary policy considerably. Smaller currency gains were recorded during March from positions in the Mexican peso and euro. Within the metals complex, gains were experienced primarily in the second quarter from short positions in gold and silver futures as precious metals prices fell sharply on fears Cyprus and other crisis-hit countries might be forced to sell their gold reserves and on speculation the Fed might scale back its monetary stimulus program. A portion of the Partnership’s trading gains recorded during the year was offset by trading losses incurred within the energy markets primarily during February, May, June, and September. During February, long futures positions in crude oil and its related products resulted in losses as prices fell sharply following news the U.S. economy grew less than economists expected. During May, losses were recorded from long positions in natural gas futures as prices declined towards the end of the month on forecasts of mild weather and larger-than-expected U.S. inventories. Additional energy losses were experienced during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East might be disrupted. In September, losses were recorded in the energy sector from long crude oil and gasoline futures as prices declined after tensions in the Middle East eased and amid concern regarding the impact a U.S. government shutdown would have on demand. Within the global interest rate sector, losses were experienced primarily during January and May. During January, long positions in U.S. and European fixed income futures resulted in losses aw prices fell amid positive economic reports and after European losses as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during 2013. During May, losses were experienced from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report, a rise in German economic sentiment, and following comments by Federal Reserve Bank Chairman Bernanke that the U.S. central bank might taper its bond-buying program.

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2015, which are referenced in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

The Partnership’s income and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

The Trading Companies, on behalf of the Partnership, are party to financial instruments with elements of off-balance-sheet market and credit risk. The Trading Companies trade futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Trading Companies (and, indirectly, the Partnership) are subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Trading Companies, on behalf of the Partnership, at the same time, and the Trading Advisors were unable to offset positions of the Trading Companies, the Partnership (through its investment in the Trading Companies) could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

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

Credit Risk

In addition to market risk, in entering into futures, forward and option contracts, there is a credit risk to each Trading Company (and, indirectly, the Partnership) that the counterparty on a contract will not be able to meet its obligations to the Trading Company. The ultimate counterparty or guarantor of each Trading Company for futures, forward and option contracts traded in the United States, and most foreign exchanges on which the Trading Companies trade, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to a Trading Company, and Ceres and the commodity brokers will not indemnify any Trading Company (and, indirectly, the Partnership) against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.

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

For additional information, see the “Financial Instruments of the Trading Companies” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2015, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures

Partnership’s Investments: The Partnership’s investments in the Trading Companies are stated at fair value, which are based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

Fair Value of the Trading Companies’ Financial Instruments: The carrying value of the Trading Companies’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Trading Companies’ Investments: The fair value of exchange-traded futures, option and forward contracts held by the Trading Companies is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated. The Trading Companies’ contracts are accounted for on a trade date basis.

The futures, forwards and options traded by the Trading Advisors on behalf of the Trading Companies and the U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow.

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

As of and for the years ended December 31, 2015 and 2014, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no Level 3 assets, and there were no transfers of assets or liabilities between Level 1 and Level 2.

As of December 31, 2015 and September 30, 2015, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 12/31/2015	Allocation as of 9/30/2015

Boronia I, LLC	26.19%	30.35%
BHM I, LLC	1.93%	4.43%
Augustus I, LLC	21.78%	20.98%
TT II, LLC	18.96%	16.96%
Altis I, LLC	14.69%	13.06%
Aspect I, LLC	16.45%	14.22%

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

Quantifying the Trading Companies’ Trading Value at Risk

The following quantitative disclosures regarding the Trading Companies’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 11.5% of Aspect I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rate	408,014	2.10	663,330	175,575	410,358
Equity	308,907	1.59	565,355	114,229	315,138
Commodity	1,237,294	6.35	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

* Annual average of daily VaR.

As of December 31, 2015, Augustus I, LLC’s total capitalization was $12,787,498. The Partnership owned approximately 23.2% of Augustus I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,122,046	8.77%	$1,911,152	$650,524	$1,110,641
Interest Rate	137,350	1.08	162,105	70,310	114,456

Total	$1,259,396	9.85%

* Annual average of daily VaR.

As of December 31, 2015, TT II, LLC’s total capitalization was $375,060,725. The Partnership owned approximately 0.7% of TT II, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$17,915,751	4.78%	$35,884,544	$13,251,842	$24,581,868
Interest Rate	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equity	10,076,385	2.69	25,283,167	3,545,123	14,851,447
Commodity	29,016,995	7.73	41,055,823	14,729,129	25,723,265

Total	$74,455,073	19.85%

* Annual average of daily VaR.

As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 0.3% of  BHM I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482
Equity	294,019	0.37	1,990,777	53,641	565,750
Commodity	6,369,443	8.10	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

* Annual average of daily VaR.

As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 11.6% of Altis I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rate	407,826	2.36	860,830	86,769	454,235
Equity	485,111	2.81	1,106,599	160,152	620,882
Commodity	1,891,809	10.94	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

* Annual average of daily VaR.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 4.8% of Boronia I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rate	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

* Annual average of daily VaR.

As of December 31, 2014, Aspect I, LLC’s total capitalization was $13,368,368. The Partnership owned approximately 11.7% of Aspect I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$639,477	4.78%	$960,539	$406,453	$669,088
Interest Rate	518,432	3.88	766,928	197,115	453,600
Equity	307,576	2.30	636,918	68,647	363,074
Commodity	479,561	3.59	724,196	253,988	479,639

Total	$1,945,046	14.55%

* Annual average of daily VaR.

As of December 31, 2014, Augustus I, LLC’s total capitalization was $11,587,450. The Partnership owned approximately 23.6% of Augustus I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$720,594	6.22%	$1,251,317	$683,340	$943,758
Interest Rate	74,725	0.64	127,958	-	55,153

Total	$795,319	6.86%

* Annual average of daily VaR.

As of December 31, 2014, TT II, LLC’s total capitalization was $459,215,895. The Partnership owned approximately 0.5% of TT II, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$11,945,011	2.60%	$43,738,616	$11,543,442	$26,678,708
Interest Rate	22,829,716	4.97	23,486,703	5,437,975	15,347,791
Equity	14,275,060	3.11	24,704,696	4,443,784	16,383,350
Commodity	16,951,707	3.69	37,483,261	12,284,581	22,290,073

Total	$66,001,494	14.37%

* Annual average of daily VaR.

As of December 31, 2014, BHM I, LLC’s total capitalization was $244,508,946. The Partnership owned approximately 1.1% of  BHM I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,168,311	0.48%	$6,633,967	$122,650	$2,185,027
Interest Rate	35,888	0.01	4,170,825	10,139	850,656
Equity	83,769	0.03	4,581,127	-	2,144,179
Commodity	39,364,629	16.10	43,693,621	18,663,484	33,562,241

Total	$40,652,597	16.62%

* Annual average of daily VaR.

As of December 31, 2014, Altis I, LLC’s total capitalization was $18,232,652. The Partnership owned approximately 12.1% of  Altis I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$272,571	1.49%	$685,034	$194,452	$390,903
Interest Rate	693,019	3.80	876,439	60,252	412,201
Equity	317,566	1.74	1,347,631	157,961	687,200
Commodity	1,702,946	9.34	2,989,671	1,171,333	1,748,502

Total	$2,986,102	16.37%

* Annual average of daily VaR.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 4.5% of Boronia I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$4,957,331	4.75%	$11,301,501	$984,987	$4,077,565
Interest Rate	2,965,947	2.84	5,475,674	647,220	2,547,225
Equity	2,889,921	2.77	9,013,937	712,546	3,468,454
Commodity	5,125,195	4.92	6,835,307	1,782,819	3,476,070

Total	$15,938,394	15.28%

* Annual average of daily VaR.

Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:

●	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

●	changes in portfolio value caused by market movements may differ from those of the VaR model;

●	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

●	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

●	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2015 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2015, the Partnership’s primary exposures were in the H-Shares (Hong Kong), Down Jones Euro STOXX (Europe), MIB (Italy), VIX Market Volatility (U.S.), and FTSE 100 (United Kingdom) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals.  The Partnership’s primary metal market exposure as of December 31, 2015 was to fluctuations in the price of gold, silver, tin, copper, zinc, aluminum, and nickel.

Grains.  The Partnership’s trading risk exposure in grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, the soybean complex, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2015.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Softs.  The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2015.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2015 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015

Total trading results	$349,418	$888,835	$(2,236,141)	$516,320
Total expenses	(123,724)	(125,907)	(143,282)	(151,353)

Net income (loss)	$225,694	$762,928	$(2,379,423)	$364,967

Net income (loss) per Unit by Class
A	$7.29	$43.15	$(130.50)	$18.92

B	$8.76	$46.05	$(134.44)	$20.91

C	$10.36	$49.10	$(138.48)	$23.02

Z	$13.91	$55.75	$(146.89)	$27.64

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014

Total trading results	$500,076	$959,390	$964,274	$(581,007)
Total expenses	(149,812)	(148,603)	(151,447)	(170,801)

Net income (loss)	$350,264	$810,787	$812,827	$(751,808)

Net income (loss) per Unit by Class
A	$17.24	$40.97	$38.53	$(32.63)

B	$19.11	$43.63	$40.99	$(32.55)

C	$21.10	$46.42	$43.58	$(32.44)

Z	$25.45	$52.43	$49.15	$(32.09)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013. Ceres has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.	OTHER INFORMATION

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015, were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at:

http://www.morganstanley.com/individual/ourcommitment/codeofconduct.html.

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11.  EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for business affairs of the Partnership. The Partnership pays Ceres a monthly General Partner fee equal to 1/12th of 1.0% (a 1.0% annual rate) and a monthly administrative fee equal to 1/12th of 0.40% (a 0.40% annual rate) of the net asset value of each Class of Units at the beginning of each month.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)   Security Ownership of Certain Beneficial Owners – At February 29, 2016, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b)  Security Ownership of Management - At December 31, 2015, the officers and directors of Ceres did not own any Units.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)   Transactions with related persons. None.

(b)  Review, approval or ratification of transactions with related persons. Not applicable.

(c)  Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under Item 1. Business, Item 8. Financial Statements and Supplementary Data. and Item 11. Executive Compensation.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS&Co., on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements which are referenced in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

(1)    Audit Fees.    The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“D&T”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$82,900
2014	$110,000

(2)  Audit-Related Fees.  None.

(3)  Tax Fees.  The Partnership did not pay D&T any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2015, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2015 and 2014.

-	Schedules of Investments as of December 31, 2015 and 2014.

-	Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

-	Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

-	Notes to Financial Statements.

Additionally, Financial Statements of the Trading Companies required by Regulation S-X are filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and 99.6.

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

MERITAGE FUTURES FUND L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 28, 2016	By:	/s/ Patrick T. Egan
Patrick T. Egan,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 28, 2016
Patrick T. Egan, President, Director

	/s/	Steven Ross	March 28, 2016
Steven Ross, Chief Financial Officer, Director, Principal Accounting Officer

	/s/	M. Paul Martin	March 28, 2016
M. Paul Martin, Director

	/s/	Feta H. Zabeli	March 28, 2016
Feta H. Zabeli, Director

EXHIBIT INDEX

ITEM

3.1!	Certificate of Limited Partnership of the Registrant, dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4!!	Fifth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of January 1, 2016.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2††	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.3††	Advisory Agreement among Morgan Stanley Managed Futures Chesapeake I, LLC, Demeter Management Corporation and Chesapeake Capital Corporation dated April 30, 2007.

10.4•	Amendment No. 1 to the Advisory Agreement, among Morgan Stanley Smith Barney Chesapeake Diversified I, LLC, the General Partner, and Chesapeake Capital Corporation, dated as of January 1, 2013.

10.5††	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.6††	Amendment No. 1 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated March 1, 2012.

10.7††	Amendment No. 2 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated January 1, 2013.

10.8&	Amended and Restated Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., effective as of November 1, 2015.

10.9††	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, the General Partner and Winton Capital Management Limited, dated April 30, 2007.

10.10$	Amendment to the Advisory Agreement dated January 1, 2012, by and among Ceres Managed Futures LLC, Morgan Stanley Smith Barney WNT I, LLC and Winton Capital Management Limited.

10.11*++	Advisory Agreement among Morgan Stanley Smith Barney AHL I, LLC, Ceres Managed Futures LLC and Man-AHL (USA) Ltd., dated May 4, 2011.

10.12††	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, Demeter Management Corporation and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.13$	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC and Blenheim Capital Management, L.L.C.

10.14††	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Grinham Managed Futures Pty. Ltd, dated April 1, 2008.

10.15••	Amendment No. 1 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC and Boronia Capital Pty. Ltd., dated January 4, 2013.

10.16#	Amendment No. 2 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney, Boronia I, LLC and Boronia Capital Pty Ltd., dated as of January 1, 2015.

10.17*++	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures Rotella I, LLC, Demeter Management LLC, Demeter Management LLC and Rotella Capital Management, Inc., dated July 1, 2009.

10.18!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.19!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.20!	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

10.21!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.22!	Escrow Agreement by and among The Bank of New York, the General Partner and the entities listed on Annex A thereto, dated July 25, 2007.

10.23!	Amended and Restated Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto, dated as of November 12, 2013.

10.24‡‡!	Rider to Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.25!

Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.26!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.27!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.28*‡	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, the General Partner and Augustus Asset Managers Limited, dated September 28, 2009.

10.29*‡	Advisory Agreement among Morgan Stanley Smith Barney GLC I, LLC, the General Partner and GLC Ltd., dated October 1, 2009.

10.30 $$$

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

10.31$$

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto.

10.32##	U. S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership.

13.01	December 31, 2015, Managed Futures Multi-Strategy Profile Series Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Morgan Stanley Smith Barney Aspect I, LLC Financial Statements.

99.2	Morgan Stanley Smith Barney Boronia I, LLC Financial Statements.

99.3	Morgan Stanley Smith Barney Altis I, LLC Financial Statements.

99.4	Morgan Stanley Smith Barney TT II, LLC Financial Statements.

99.5	Morgan Stanley Smith Barney BHM I, LLC Financial Statements.

99.6	Morgan Stanley Smith Barney Augustus I, LLC Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 5, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 16, 2009.

++	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.

††	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 27, 2013.

•	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2013.

‡‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 14, 2013.

$	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 28, 2014.

••	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2014.

#	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2015.

$$	Incorporated herein by reference from the Registrant’s Form 8-K, filed on August 6, 2015.

##	Incorporated herein by reference from the Registrant’s Form 8-K, filed on November 4, 2015.

&	Incorporated herein by reference from the Registrant’s Form 8-K, filed on December 23, 2015.

!!	Incorporated herein by reference from the Registrant’s Form 8-K, filed on January 7, 2016.

$$$	Incorporated herein by reference from the Registrant’s Form 8-K, filed on March 8, 2016.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

^  Submitted electronically herewith.

E-4