Form 10-Q
period 2016-03-31
Meritage Futures Fund L.P.
filed 2016-05-12
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, 11,114.672 Limited Partnership Class A Units were outstanding, 1,101.594 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, and 17.770 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Meritage Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015

Assets:
Investments in Affiliated Trading Companies, at fair value (cost $12,427,017 and $13,118,174 at March 31, 2016 and December 31, 2015, respectively)	$13,036,200	$13,597,171
Expense reimbursement	107	-
Cash at bank	991	-

Total Assets	$13,037,298	$13,597,171

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$720,168	$75,645

Total Liabilities	720,168	75,645

Partners’ Capital:
Class A (11,340.032 and 12,689.809 Units at March 31, 2016 and December 31, 2015, respectively)	10,340,675	11,483,604
Class B (1,101.594 and 1,151.594 Units at March 31, 2016 and December 31, 2015, respectively)	1,049,051	1,086,979
Class C (770.786 Units at March 31, 2016 and December 31, 2015)	766,550	758,833
Class Z (148.314 and 179.381 Units at March 31, 2016 and December 31, 2015, respectively)	160,854	192,110

Total Partners’ Capital (net asset value)	12,317,130	13,521,526

Total Liabilities and Partners’ Capital	$13,037,298	$13,597,171

Net Asset Value per Unit
Class A	$911.87	$904.95
Class B	$952.30	$943.89
Class C	$994.50	$984.49
Class Z	$1,084.55	$1,070.96

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

March 31, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investments in Affiliated Trading Companies
Morgan Stanley Smith Barney Augustus I, LLC	$2,846,376	23.11%
Morgan Stanley Smith Barney Altis I, LLC	2,274,326	18.46
Morgan Stanley Smith Barney Aspect I, LLC	2,202,176	17.88
Morgan Stanley Smith Barney Boronia I, LLC	3,302,866	26.82
Morgan Stanley Smith Barney TT II, LLC	2,410,456	19.57

Total Investments in Affiliated Trading Companies (cost of $12,427,017)	$13,036,200	105.84%

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

December 31, 2015

	Fair Value	% of Partners’ Capital
Investments in Affiliated Trading Companies
Morgan Stanley Smith Barney Augustus I, LLC	$2,961,238	21.90%
Morgan Stanley Smith Barney Altis I, LLC	1,997,333	14.77
Morgan Stanley Smith Barney Aspect I, LLC	2,236,814	16.54
Morgan Stanley Smith Barney Boronia I, LLC	3,561,122	26.34
Morgan Stanley Smith Barney BHM I, LLC	262,690	1.94
Morgan Stanley Smith Barney TT II, LLC	2,577,974	19.07

Total Investments in Affiliated Trading Companies (cost of $13,118,174)	$13,597,171	100.56%

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Expenses:
Ongoing Placement Agent fees	$63,502	$86,748
General Partner fees	33,874	46,146
Administrative fees	13,549	18,459
Other fees	198	-

Total Expenses	111,123	151,353
Expense Reimbursements	(296)	-

Net Expenses	110,827	151,353

Net investment loss:	(110,827)	(151,353)

Trading Results:
Net gains (losses) on investments in Affiliated Trading Companies:
Net realized gains (losses) on investments in the Trading Companies	105,441	(86,171)
Net change in unrealized gains (losses) on investments in the Trading Companies	130,186	602,491

Total trading results	235,627	516,320

Net income (loss)	$124,800	$364,967

Net income (loss) allocation
Class A	$101,740	$302,470
Class B	$11,598	$39,405
Class C	$7,717	$17,743
Class Z	$3,745	$5,349

Net income (loss) per Unit*
Class A	$6.92	$18.92
Class B	$8.41	$20.91
Class C	$10.01	$23.02
Class Z	$13.59	$27.64

	Units	Units
Weighted average number of Units outstanding
Class A	12,395.807	15,788.136
Class B	1,134.561	1,884.501
Class C	770.786	770.786
Class Z	168.798	193.562

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A	Class B	Class C	Class Z	Total
Partners’ Capital, December 31, 2015	$11,483,604	$1,086,979	$758,833	$192,110	$13,521,526
Net income (loss)	101,740	11,598	7,717	3,745	124,800
Redemptions	(1,244,669)	(49,526)	-	(35,001)	(1,329,196)

Partners’ Capital, March 31, 2016	$10,340,675	$1,049,051	$766,550	$160,854	$12,317,130

Partners’ Capital, December 31, 2014	$15,365,368	$1,889,416	$801,994	$216,897	$18,273,675
Subscriptions	162,500	-	-	-	162,500
Net income (loss)	302,470	39,405	17,743	5,349	364,967
Redemptions	(614,340)	(102,352)	-	-	(716,692)

Partners’ Capital, March 31, 2015	$15,215,998	$1,826,469	$819,737	$222,246	$18,084,450

	Class A	Class B	Class C	Class Z
Ending Units, December 31, 2015	12,689.809	1,151.594	770.786	179.381
Redemptions	(1,349.777)	(50.000)	-	(31.067)

Ending Units, March 31, 2016	11,340.032	1,101.594	770.786	148.314

Ending Units, December 31, 2014	15,904.741	1,884.501	770.786	193.562
Subscriptions	164.638	-	-	-
Redemptions	(621.850)	(100.000)	-	-

Ending Units, March 31, 2015	15,447.529	1,784.501	770.786	193.562

The accompanying notes are an integral part of these financial statements.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1. Organization

Meritage Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities, and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”). The Partnership invests substantially all of its assets in multiple affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is registered with the Commodity Futures Trading Commission (“CFTC”) and makes investment decisions for each respective Trading Company. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

The Partnership is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Partnership and LV Futures Fund L.P.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of its limited partnership agreement, as may be amended from time to time (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. MS&Co. is referred to as the “Commodity Broker”. Each Trading Company’s over-the-counter foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of March 31, 2016, all trading decisions were made for the Partnership by GAM International Management Limited (“GAM”), Altis Partners (Jersey) Limited (“Altis”), Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor.

As of March 31, 2016, the Trading Companies consisted of Morgan Stanley Smith Barney Augustus I, LLC ( “Augustus I, LLC”), Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) and Morgan Stanley Smith Barney TT II, LLC (“TT II, LLC”).

Effective as of the close of business on January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim. References herein to the Trading Company or the Trading Companies may also include, as relevant, BHM I, LLC.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Meritage Futures Fund L.P.

Notes to Financial Statements

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A, B, C or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of March 31, 2016 and December 31, 2015, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but will continue to be offered to existing Class B and Class C investors.

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

Effective January 1, 2016, TT II, LLC will pay Transtrend a half year incentive equal to 20% of the new trading profits earned by the Partnership.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investments in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of March 31, 2016 and December 31, 2015, the Partnership’s total cash balance was $991 and $0, respectively.

Meritage Futures Fund L.P.

Notes to Financial Statements

Partnership’s Investments: The Partnership’s investments in the Trading Companies are stated at fair value, which are based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees and other expenses), determined in accordance with GAAP.

Trading Companies’ Investments: All commodity interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights”.

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Trading Companies’ Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Meritage Futures Fund L.P.

Notes to Financial Statements

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Meritage Futures Fund L.P.

Notes to Financial Statements

3.	Financial Highlights

Financial highlights for each Class of Units for the three months ended March 31, 2016 and 2015 were as follows:

	Class A	Class B	Class C	Class Z
Per Unit operating performance (for unit outstanding throughout the period) (1) :

Net asset value per Unit, January 1, 2016:	$904.95	$943.89	$984.49	$1,070.96

Net operating results:
Net investment loss	(7.88)	(7.01)	(6.06)	(3.85)
Net realized/unrealized gain (loss)	14.80	15.42	16.07	17.44

Net income (loss)	6.92	8.41	10.01	13.59

Net asset value per Unit, March 31, 2016:	$911.87	$952.30	$994.50	$1,084.55

Ratios to average Limited Partners’ Capital (2) (3):
Net investment loss	(3.5)%	(2.9)%	(2.4)%	(1.5)%
Partnership expenses before expense reimbursements	3.5%	2.9%	2.4%	1.5%
Expense reimbursements	(0.0) (4)	(0.0) (4)	(0.0) (4)	(0.0) (4)

Partnership expenses after expense reimbursements	3.5%	2.9%	2.4%	1.5%

Total return:	0.8%	0.9%	1.0%	1.3%

Per Unit operating performance (for unit outstanding throughout the period) (1) :
Net asset value per Unit, January 1, 2015:	$966.09	$1,002.61	$1,040.49	$1,120.55

Net operating results:
Net investment loss	(8.35)	(7.39)	(6.35)	(3.99)
Net realized/unrealized gain (loss)	27.27	28.30	29.37	31.63

Net income (loss)	18.92	20.91	23.02	27.64

Net asset value per Unit, March 31, 2015:	$985.01	$1,023.52	$1,063.51	$1,148.19

Ratios to average Limited Partners’ Capital (2) (3):
Net investment loss	(3.5)%	(2.9)%	(2.4)%	(1.4)%
Partnership expenses before expense reimbursements	3.5%	2.9%	2.4%	1.4%
Expense reimbursements	-	-	-	-

Partnership expenses after expense reimbursements	3.5%	2.9%	2.4%	1.4%

Total return:	2.0%	2.1%	2.2%	2.5%

(1) Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

(2) Annualized.

(3) Does not include the expenses of the Trading Companies in which the Partnership invests.

(4) Due to rounding

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using its respective share of income, expenses and average partners’ capital of the Partnership and excludes the income and expenses of the Trading Companies.

Meritage Futures Fund L.P.

Notes to Financial Statements

4.	Financial Instruments of the Trading Companies

The Trading Advisors trade Futures Interests on behalf of the Trading Companies. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Trading Companies’ Statements of Financial Condition as net unrealized gain on open futures contracts, net unrealized gain on open forward contracts, net unrealized loss on open futures contracts and net unrealized loss on open forward contracts, as applicable. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized gains (losses) on open contracts in the Trading Companies’ Statements of Income and Expenses. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

5.	Fair Value Measurements

Trading Companies’ Investments. The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of business on the last business day of the reporting period.

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

Meritage Futures Fund L.P.

Notes to Financial Statements

As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Trading Advisors and the Trading Companies

At March 31, 2016, the Partnership’s investment in the Trading Companies represented approximately: Boronia I, LLC 25.3%; TT II, LLC 18.5%; Altis I, LLC 17.5%; Augustus I, LLC 21.8%; and Aspect I, LLC 16.9% of the total investments of the Partnership, respectively.

At December 31, 2015, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 19.0%; Aspect I, LLC 16.4%; BHM I, LLC 1.9%; Altis I, LLC 14.7%; Boronia I, LLC 26.2%; and Augustus I, LLC 21.8% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized Income Statement information for the Trading Companies that the Partnership invests in for the three months ended March 31, 2016 and 2015, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the three months ended March 31, 2016	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$33,280	$(691,182)	$6,706,936	$6,015,754
BHM I, LLC (a)	1,632	(170,710)	(6,343,252)	(6,513,962)
Augustus I, LLC	1,818	(56,929)	(371,804)	(428,733)
TT II, LLC	176,838	(3,581,951)	42,260,069	38,678,118
Altis I, LLC	3,175	(83,432)	(1,520,144)	(1,603,576)
Aspect I, LLC	4,369	(139,679)	399,041	259,362

For the three months ended March 31, 2015	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$-	$(2,065,567)	$5,688,428	$3,622,861
BHM I, LLC	-	(1,348,364)	(20,958,115)	(22,306,479)
Augustus I, LLC	-	(98,431)	540,679	442,248
TT II, LLC	-	(8,583,013)	35,620,187	27,037,174
Altis I, LLC	-	(75,782)	1,919,810	1,844,028
Aspect I, LLC	-	(311,678)	1,343,697	1,032,019

(a)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of the Trading Companies as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015 is shown in the following tables.

	March 31, 2016		For the three months ended March 31, 2016
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro-rata share of Net Income (Loss)	Partnership’s pro-rata share of Management Fees	Partnership’s pro-rata share of Incentive Fees	Partnership’s pro-rata share of Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	23.11	$2,846,376	$(99,667)	$10,744	$-	$2,507	Commodity Portfolio	Monthly
Altis I, LLC	18.46	2,274,326	(192,389)	7,036	-	1,970	Commodity Portfolio	Monthly
Aspect I, LLC	17.88	2,202,176	28,678	8,305	7,038	1,938	Commodity Portfolio	Monthly
Boronia I, LLC	26.82	3,302,866	291,543	13,740	2,078	3,206	Commodity Portfolio	Monthly
TT II, LLC	19.57	2,410,456	228,551	6,090	48,126	2,133	Commodity Portfolio	Monthly
BHM I, LLC (a)	-	-	(21,089)	402	-	71

	December 31, 2015		For the three months ended March 31, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Partnership’s pro-rata share of Net Income (Loss)	Partnership’s pro-rata share of Management Fees	Partnership’s pro-rata share of Incentive Fees	Partnership’s pro-rata share of Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	21.90	$2,961,238	$103,780	$13,578	$6,399	$3,168	Commodity Portfolio	Monthly
Altis I, LLC	14.77	1,997,333	208,976	6,403	4,733	1,793	Commodity Portfolio	Monthly
Aspect I, LLC	16.54	2,236,814	119,901	5,712	29,975	1,333	Commodity Portfolio	Monthly
Boronia I, LLC	26.34	3,561,122	203,748	24,688	50,937	5,761	Commodity Portfolio	Monthly
BHM I, LLC	1.94	262,690	(246,891)	12,563	-	2,199	Commodity Portfolio	Monthly
TT II, LLC	19.07	2,577,974	126,808	6,622	31,702	1,854	Commodity Portfolio	Monthly

(a)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

7.	Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 25.1%; Currency 37.8%; Equity 14.0%; and Commodity 23.1%.

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

As of March 31, 2016, approximately 73.4% of the Partnership’s total investment exposure is futures contracts which are exchange- traded while approximately 26.6% is forward contracts which are off-exchange-traded.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of March 31, 2016 and December 31, 2015, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 3/31/2016	Allocation as of 12/31/2015

Boronia I, LLC	25.3%	26.2%
BHM I, LLC	0.00%	1.9%
Augustus I, LLC	21.8%	21.8%
TT II, LLC	18.5%	19.0%
Altis I, LLC	17.5%	14.7%
Aspect I, LLC	16.9%	16.4%

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Trading Companies trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Trading Companies’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Trading Companies’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded a gain in total trading results of $235,627 and net expenses totaling $110,827, resulting in net income of $124,800 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV per Unit at 3/31/16	NAV per Unit at 12/31/15

A	$911.87	$904.95
B	$952.30	$943.89
C	$994.50	$984.49
Z	$1,084.55	$1,070.96

During the first quarter, the Partnership posted a gain in Net Asset Value per Unit as trading gains in global interest rates, energies, and global stock indices more than offset losses from trading in metals and agriculturals. Trading results in the currency sector were relatively flat for the first quarter and had no material impact on the Partnership’s performance. The most significant gains were achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by their respective central banks and a flight-to-quality due to global growth concerns. Within the energy sector, gains were experienced during January from short futures positions in crude oil and oil distillates as prices declined following a rise in U.S. oil inventory levels and the expectation of additional production from Iran. Additional gains in this sector were recorded during February from short natural gas futures positions as prices fell dramatically as mild weather in much of the U.S. reduced demand for an already oversupplied market. Gains within the global stock index sector were recorded during January from short Hang Seng Index futures positions as prices fell following disappointing economic data from China. Further gains in this sector were achieved during February from short positions in Asian and European equity index futures as prices moved lower amid ongoing concerns over the Chinese economy and a bearish crude oil outlook, which weighed on investor sentiment. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals complex during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Further losses in this sector were incurred during March from short coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions.

For the Three Months Ended March 31, 2015

The Partnership recorded a gain in total trading results of $516,320 and net expenses totaling $151,353, resulting in net income of $364,967 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV per Unit at 3/31/15	NAV per Unit at 12/31/14

A	$985.01	$966.09
B	$1,023.52	$1,002.61
C	$1,063.51	$1,040.49
Z	$1,148.19	$1,120.55

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of March 31, 2016, Aspect I, LLC’s total capitalization was $18,238,147. The Partnership owned approximately 12.1% of Aspect I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,279,352	7.01%	$1,279,352	$554,999	$839,502
Interest Rate	550,917	3.02	553,279	355,553	461,769
Equity	300,326	1.65	314,940	195,682	239,698
Commodity	647,792	3.55	1,105,657	524,826	715,285

Total	$2,778,387	15.23%

*	Average of daily VaR.

As of March 31, 2016, Augustus I, LLC’s total capitalization was $12,068,569. The Partnership owned approximately 23.6% of Augustus I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,174,160	9.73%	$1,483,146	$908,052	$1,131,916
Interest Rate	390,662	3.24	404,454	136,095	327,549

Total	$1,564,822	12.97%

*	Average of daily VaR.

As of March 31, 2016, TT II, LLC’s total capitalization was $342,594,032. The Partnership owned approximately 0.7% of TT II, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$25,152,303	7.34%	$25,821,782	$17,023,450	$20,372,095
Interest Rate	18,306,993	5.34	21,050,104	16,421,806	18,477,573
Equity	10,981,257	3.21	11,020,988	4,492,623	7,604,816
Commodity	13,060,945	3.81	28,363,248	10,854,560	18,955,445

Total	$67,501,498	19.70%

*	Average of daily VaR.

As of March 31, 2016, Altis I, LLC’s total capitalization was $19,118,062. The Partnership owned approximately 11.9% of Altis I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,095,217	5.73%	$1,421,618	$973,403	$1,189,692
Interest Rate	1,284,984	6.72	1,284,984	378,389	711,858
Equity	850,239	4.45	871,424	357,870	580,133
Commodity	1,941,372	10.15	2,921,482	1,906,027	2,227,052

Total	$5,171,812	27.05%

*	Average of daily VaR.

As of March 31, 2016, Boronia I, LLC’s total capitalization was $58,195,236. The Partnership owned approximately 5.7% of Boronia I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,923,171	3.30%	$5,618,136	$1,146,118	$3,217,807
Interest Rate	2,149,924	3.70	2,704,211	663,603	1,906,876
Equity	1,752,056	3.01	4,125,302	1,043,389	1,912,952
Commodity	2,055,515	3.53	5,168,817	1,801,270	3,096,078

Total	$7,880,666	13.54%

*	Average of daily VaR.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 11.5% of

Aspect I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rate	408,014	2.10	663,330	175,575	410,358
Equity	308,907	1.59	565,355	114,229	315,138
Commodity	1,237,294	6.35	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*	Annual average of daily VaR.

As of December 31, 2015, Augustus I, LLC’s total capitalization was $12,787,498. The Partnership owned approximately 23.2% of

Augustus I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,122,046	8.77%	$1,911,152	$650,524	$1,110,641
Interest Rate	137,350	1.08	162,105	70,310	114,456

Total	$1,259,396	9.85%

*	Annual average of daily VaR.

As of December 31, 2015, TT II, LLC’s total capitalization was $375,060,725. The Partnership owned approximately 0.7% of TT II, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$17,915,751	4.78%	$35,884,544	$13,251,842	$24,581,868
Interest Rate	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equity	10,076,385	2.69	25,283,167	3,545,123	14,851,447
Commodity	29,016,995	7.73	41,055,823	14,729,129	25,723,265

Total	$74,455,073	19.85%

*	Annual average of daily VaR.

As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 0.3% of BHM I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482
Equity	294,019	0.37	1,990,777	53,641	565,750
Commodity	6,369,443	8.10	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*	Annual average of daily VaR.

As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 11.6% of Altis I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currency	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rate	407,826	2.36	860,830	86,769	454,235
Equity	485,111	2.81	1,106,599	160,152	620,882
Commodity	1,891,809	10.94	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*	Annual average of daily VaR.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 4.8% of Boronia I, LLC.

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rate	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*	Annual average of daily VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes from the risk factors set forth under Part I, Item IA in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of

Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through March 31, 2016 was $89,402,151. Since inception, the Partnership has received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
January 1, 2016 - January 31, 2016	(323.931)	$927.64	N/A	N/A
February 1, 2016 - February 29, 2016	(236.075)	$948.89	N/A	N/A
March 1, 2016 - March 31, 2016	(789.771)	$911.87	N/A	N/A

	(1,349.777)	$ 922.13

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class B
January 1, 2016 - January 31, 2016	-	N/A	N/A	N/A
February 1, 2016 - February 29, 2016	(50.000)	$990.53	N/A	N/A
March 1, 2016 - March 31, 2016	-	N/A	N/A	N/A

	(50.000)	$990.53

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class C
January 1, 2016 - January 31, 2016	-	N/A	N/A	N/A
February 1, 2016 - February 29, 2016	-	N/A	N/A	N/A
March 1, 2016 - March 31, 2016	-	N/A	N/A	N/A

	-	N/A

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class Z
January 1, 2016 - January 31, 2016	-	N/A	N/A	N/A
February 1, 2016 - February 29, 2016	-	N/A	N/A	N/A
March 1, 2016 - March 31, 2016	-	N/A	N/A	N/A

	-	N/A

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Meritage Futures Fund L.P. (Registrant)

	By:	Ceres Managed Futures LLC (General Partner)

May 12, 2016	By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.