Form 10-Q
period 2016-06-30
Meritage Futures Fund L.P.
filed 2016-08-11
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, 10,512.052 Limited Partnership Class A Units were outstanding, 1,101.594 Limited Partnership Class B Units were outstanding, 770.786 Limited Partnership Class C Units were outstanding, and 17.770 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Meritage Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015

Assets:
Investments in the Affiliated Trading Companies, at fair value (cost $9,277,297 and $13,118,174 at June 30, 2016 and December 31, 2015, respectively)	$9,829,895	$13,597,171
Redemptions receivable from the Affiliated Trading Company	1,909,477	-
Expense reimbursement	99	-
Cash at bank	1,109	-

Total assets	$11,740,580	$13,597,171

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$288,388	$75,645

Total liabilities	288,388	75,645

Partners’ Capital:
Class A (10,533.255 and 12,689.809 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	9,494,473	11,483,604
Class B (1,101.594 and 1,151.594 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	1,038,282	1,086,979
Class C (770.786 Units outstanding at June 30, 2016 and December 31, 2015)	759,634	758,833
Class Z (148.314 and 179.381 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	159,803	192,110

Total partners’ capital (net asset value)	11,452,192	13,521,526

Total liabilities and partners’ capital	$11,740,580	$13,597,171

Net asset value per Unit:
Class A	$901.38	$904.95
Class B	$942.53	$943.89
Class C	$985.53	$984.49
Class Z	$1,077.46	$1,070.96

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

June 30, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investments in the Affiliated Trading Companies
Morgan Stanley Smith Barney Augustus I, LLC	$2,260,051	19.73%
Morgan Stanley Smith Barney Aspect I, LLC	2,249,789	19.65
Morgan Stanley Smith Barney Boronia I, LLC	3,098,875	27.06
Morgan Stanley Smith Barney TT II, LLC	2,221,180	19.40

Total Investments in the Affiliated Trading Companies (cost of $9,277,297)	$9,829,895	85.84%

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

December 31, 2015

	Fair Value	% of Partners’ Capital
Investments in the Affiliated Trading Companies
Morgan Stanley Smith Barney Augustus I, LLC	$2,961,238	21.90%
Morgan Stanley Smith Barney Altis I, LLC	1,997,333	14.77
Morgan Stanley Smith Barney Aspect I, LLC	2,236,814	16.54
Morgan Stanley Smith Barney Boronia I, LLC	3,561,122	26.34
Morgan Stanley Smith Barney BHM I, LLC	262,690	1.94
Morgan Stanley Smith Barney TT II, LLC	2,577,974	19.07

Total Investments in the Affiliated Trading Companies (cost of $13,118,174)	$13,597,171	100.56%

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses:
Ongoing placement agent fees	$55,170	$82,106	$118,672	$168,854
General Partner fees	29,556	43,697	63,430	89,843
Administrative fees	11,822	17,479	25,371	35,938
Other fees	197	-	395	-

Total expenses	96,745	143,282	207,868	294,635
Expense reimbursements	(308)	-	(604)	-

Net expenses	96,437	143,282	207,264	294,635

Net investment loss	(96,437)	(143,282)	(207,264)	(294,635)

Trading Results:
Net gains (losses) on investments in the Affiliated Trading Companies:
Net realized gains (losses) on investments in the Affiliated Trading Companies	4,342	(124,400)	109,783	(210,571)
Net change in unrealized gains (losses) on investments in the Affiliated Trading Companies	(56,585)	(2,111,741)	73,601	(1,509,250)

Total trading results	(52,243)	(2,236,141)	183,384	(1,719,821)

Net income (loss)	$(148,680)	$(2,379,423)	$(23,880)	$(2,014,456)

Net income (loss) allocation
Class A	$(129,944)	$(2,004,343)	$(28,204)	$(1,701,873)
Class B	$(10,769)	$(239,908)	$829	$(200,503)
Class C	$(6,916)	$(106,739)	$801	$(88,996)
Class Z	$(1,051)	$(28,433)	$2,694	$(23,084)

Net income (loss) per Unit*
Class A	$(10.49)	$(130.50)	$(3.57)	$(111.58)
Class B	$(9.77)	$(134.44)	$(1.36)	$(113.53)
Class C	$(8.97)	$(138.48)	$1.04	$(115.46)
Class Z	$(7.09)	$(146.89)	$6.50	$(119.25)

	Units	Units	Units	Units
Weighted average number of Units outstanding
Class A	11,102.633	15,368.063	11,748.898	15,576.940
Class B	1,101.594	1,784.501	1,118.261	1,834.225
Class C	770.786	770.786	770.786	770.786
Class Z	148.314	193.562	158.670	193.562

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Class A	Class B	Class C	Class Z	Total
Partners’ Capital, December 31, 2015	$11,483,604	$1,086,979	$758,833	$192,110	$13,521,526
Net income (loss)	(28,204)	829	801	2,694	(23,880)
Redemptions	(1,960,927)	(49,526)	-	(35,001)	(2,045,454)

Partners’ Capital, June 30, 2016	$9,494,473	$1,038,282	$759,634	$159,803	$11,452,192

Partners’ Capital, December 31, 2014	$15,365,368	$1,889,416	$801,994	$216,897	$18,273,675
Subscriptions	187,500	-	-	-	187,500
Net income (loss)	(1,701,873)	(200,503)	(88,996)	(23,084)	(2,014,456)
Redemptions	(1,278,012)	(150,362)	-	-	(1,428,374)

Partners’ Capital, June 30, 2015	$12,572,983	$1,538,551	$712,998	$193,813	$15,018,345

	Class A	Class B	Class C	Class Z
Ending Units, December 31, 2015	12,689.809	1,151.594	770.786	179.381
Redemptions	(2,156.554)	(50.000)	-	(31.067)

Ending Units, June 30, 2016	10,533.255	1,101.594	770.786	148.314

Ending Units, December 31, 2014	15,904.741	1,884.501	770.786	193.562
Subscriptions	190.018	-	-	-
Redemptions	(1,381.059)	(154.000)	-	-

Ending Units, June 30, 2015	14,713.700	1,730.501	770.786	193.562

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

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

As of June 30, 2016, all trading decisions were made for the Partnership by GAM International Management Limited (“GAM”), Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor.

As of June 30, 2016, the Trading Companies consisted of Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC”), Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) and Morgan Stanley Smith Barney TT II, LLC (“TT II, LLC”).

Effective June 30, 2016, the General Partner terminated the advisory agreement, dated as of April 30, 2007, among Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), the General Partner and Altis Partners (Jersey) Limited (“Altis”), pursuant to which Altis traded a portion of the Partnership’s assets. Consequently, Altis ceased all futures interest trading on behalf of Altis I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Altis. References herein to the Trading Company or the Trading Companies may also include, as relevant, Altis I, LLC.

Effective as of the close of business on January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim. References herein to the Trading Company or the Trading Companies may also include, as relevant, BHM I, LLC.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of June 30, 2016 and December 31, 2015, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but will continue to be offered to existing Class B and Class C investors.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investment in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of June 30, 2016 and December 31, 2015, the Partnership’s total cash balance was $1,109 and $0, respectively.

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

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

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

Net Income (Loss) per Unit: Net income (loss) per Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Class of Units for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(2.93)		$(3.03)		$(3.15)		$(3.38)
Net investment loss	(7.56)		(6.74)		(5.82)		(3.71)

Increase (decrease) for the period	(10.49)		(9.77)		(8.97)		(7.09)
Net asset value per Unit, beginning of period	911.87		952.30		994.50		1,084.55

Net asset value per Unit, end of period	$901.38		$942.53		$985.53		$1,077.46

	Three Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5	) %	(2.9	) %	(2.4	) %	(1.4	) %

Partnership expenses before expense reinbursements	3.5%		2.9%		2.4%		1.4%
Expense reimbursements	(0.0	) %***	(0.0	) %***	(0.0	) %***	(0.0	) %***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.4%		1.4%

Total Return	(1.2	) %	(1.0	) %	(0.9	) %	(0.7	) %

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$11.88		$12.38		$12.91		$14.06
Net investment loss	(15.45)		(13.74)		(11.87)		(7.56)

Increase (decrease) for the period	(3.57)		(1.36)		1.04		6.50
Net asset value per Unit, beginning of period	904.95		943.89		984.49		1,070.96

Net asset value per Unit, end of period	$901.38		$942.53		$985.53		$1,077.46

	Six Months Ended June 30, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5	) %	(2.9	) %	(2.4	) %	(1.4	) %

Partnership expenses before expense reinbursements	3.5%		2.9%		2.4%		1.4%
Expense reimbursements	(0.0	) %***	(0.0	) %***	(0.0	) %***	(0.0	) %***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.4%		1.4%

Total Return	(0.4	) %	(0.1	) %	0.1%		0.6%

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30, 2015
	Class A		Class B		Class C		Class Z
Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(122.37)		$(127.24)		$(132.28)		$(142.98)
Net investment loss	(8.13)		(7.20)		(6.20)		(3.91)

Increase (decrease) for the period	(130.50)		(134.44)		(138.48)		(146.89)
Net asset value per Unit, beginning of period	985.01		1,023.52		1,063.51		1,148.19

Net asset value per Unit, end of period	$854.51		$889.08		$925.03		$1,001.30

	Three Months Ended June 30, 2015
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5	) %	(3.0	) %	(2.5	) %	(1.4	) %

Partnership expenses before expense reinbursements	3.5%		3.0%		2.5%		1.4%
Expense reimbursements	(0.0	) %	(0.0	) %	(0.0	) %	(0.0	) %

Partnership expenses after expense reimbursements	3.5%		3.0%		2.5%		1.4%

Total Return	(13.3	) %	(13.1	) %	(13.0	) %	(12.8	) %

	Six Months Ended June 30, 2015
	Class A		Class B		Class C		Class Z
Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(95.10)		$(98.93)		$(102.91)		$(111.35)
Net investment loss	(16.48)		(14.60)		(12.55)		(7.90)

Increase (decrease) for the period	(111.58)		(113.53)		(115.46)		(119.25)
Net asset value per Unit, beginning of period	966.09		1,002.61		1,040.49		1,120.55

Net asset value per Unit, end of period	$854.51		$889.08		$925.03		$1,001.30

	Six Months Ended June 30, 2015
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5	) %	(3.0	) %	(2.5	) %	(1.4	) %

Partnership expenses before expense reinbursements	3.5%		3.0%		2.5%		1.4%
Expense reimbursements	(0.0	) %	(0.0	) %	(0.0	) %	(0.0	) %

Partnership expenses after expense reimbursements	3.5%		3.0%		2.5%		1.4%

Total Return	(11.6	) %	(11.3	) %	(11.1	) %	(10.6	) %

(*) Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

(**)     Annualized.

(***) Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for each Class of Units using its respective share of income, expenses and average partners’ capital of the Partnership and excludes the income and expenses of the Trading Companies.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments of the Trading Companies:

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

The Trading Companies do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Trading Companies’ Statements of Income and Expenses.

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

Gains and losses on open positions of exchange-traded futures, exchange-traded forwards, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on non-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed upon settlement date. However, the Trading Companies are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Companies’ accounts with the counterparty.

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

5.	Fair Value Measurements:

Trading Companies’ Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The Trading Companies consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Trading Advisors and the Trading Companies:

At June 30, 2016, the Partnership’s investment in the Trading Companies represented approximately: Boronia I, LLC 31.5%; TT II, LLC 22.6%; Augustus I, LLC 23.0%; and Aspect I, LLC 22.9% of the total investments of the Partnership, respectively.

At December 31, 2015, the Partnership’s investment in the Trading Companies represented approximately: TT II, LLC 19.0%; Aspect I, LLC 16.4%; BHM I, LLC 1.9%; Altis I, LLC 14.7%; Boronia I, LLC 26.2%; and Augustus I, LLC 21.8% of the total investments of the Partnership, respectively.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations of the Trading Companies that the Partnership invests in for the three and six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(1,082,633)	$4,790,599	$3,707,966
Augustus I, LLC	(51,354)	(306,715)	(358,069)
TT II, LLC	(955,861)	209,565	(746,296)
Altis I, LLC	(88,357)	(933,808)	(1,022,165)
Aspect I, LLC	(76,253)	(325,234)	(401,487)

For the six months ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(1,773,815)	$11,497,535	$9,723,720
BHM I, LLC (a)	(170,710)	(6,343,252)	(6,513,962)
Augustus I, LLC	(108,283)	(678,519)	(786,802)
TT II, LLC	(4,537,812)	42,469,634	37,931,822
Altis I, LLC	(171,789)	(2,453,952)	(2,625,741)
Aspect I, LLC	(215,932)	73,807	(142,125)

(a)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

For the three months ended June 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(1,524,290)	$(22,450,025)	$(23,974,315)
Augustus I, LLC	(69,333)	75,713	6,380
BHM I, LLC	(1,040,329)	(5,098,888)	(6,139,217)
TT II, LLC	(1,710,837)	(63,033,724)	(64,744,561)
Altis I, LLC	(75,277)	(2,845,059)	(2,920,336)
Aspect I, LLC	(58,702)	(1,795,320)	(1,854,022)

For the six months ended June 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(3,589,857)	$(16,761,597)	$(20,351,454)
Augustus I, LLC	(167,764)	616,392	448,628
BHM I, LLC	(2,388,693)	(26,057,003)	(28,445,696)
TT II, LLC	(10,293,850)	(27,413,537)	(37,707,387)
Altis I, LLC	(151,059)	(925,249)	(1,076,308)
Aspect I, LLC	(370,380)	(451,623)	(822,003)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations, of the Trading Companies is shown in the following tables.

	June 30, 2016		For the three months ended June 30, 2016

	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	19.73	$2,260,051	$(77,896)	$9,149	$-	$2,135	Commodity Portfolio	Monthly
Altis I, LLC	-	-	(125,793)	6,352	-	1,779	Commodity Portfolio	Monthly
Aspect I, LLC	19.65	2,249,789	(45,505)	8,115	-	1,894	Commodity Portfolio	Monthly
Boronia I, LLC	27.06	3,098,875	203,595	11,219	31,459	2,618	Commodity Portfolio	Monthly
TT II, LLC	19.40	2,221,180	(6,644)	5,402	(1,867)	1,891	Commodity Portfolio	Monthly

	June 30, 2016		For the six months ended June 30, 2016

	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	19.73	$2,260,051	$(177,563)	$19,893	$-	$4,642	Commodity Portfolio	Monthly
Altis I, LLC (b)	-	-	(318,182)	13,388	-	3,749	Commodity Portfolio	Monthly
Aspect I, LLC	19.65	2,249,789	(16,827)	16,420	7,038	3,832	Commodity Portfolio	Monthly
Boronia I, LLC	27.06	3,098,875	495,138	24,959	33,537	5,824	Commodity Portfolio	Monthly
TT II, LLC	19.40	2,221,180	221,907	11,492	46,259	4,024	Commodity Portfolio	Monthly
BHM I, LLC (a)	-	-	(21,089)	402	-	71	Commodity Portfolio	Monthly

(a)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.
(b)	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015		For the three months ended June 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	21.90	$2,961,238	$463	$13,510	$449	$3,152	Commodity Portfolio	Monthly
Altis I, LLC	14.77	1,997,333	(348,814)	6,539	-	1,831	Commodity Portfolio	Monthly
Aspect I, LLC	16.54	2,236,814	(219,147)	5,997	-	1,399	Commodity Portfolio	Monthly
Boronia I, LLC	26.34	3,561,122	(1,325,336)	24,305	-	5,671	Commodity Portfolio	Monthly
BHM I, LLC	1.94	262,690	(61,841)	9,186	-	1,607	Commodity Portfolio	Monthly
TT II, LLC	19.07	2,577,974	(281,468)	5,682	-	1,591	Commodity Portfolio	Monthly

	December 31, 2015		For the six months ended June 30, 2015
	% of Partnership’s Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	21.90	$2,961,238	$104,243	$27,088	$6,848	$6,320	Commodity Portfolio	Monthly
Altis I, LLC	14.77	1,997,333	(139,838)	12,942	4,733	3,624	Commodity Portfolio	Monthly
Aspect I, LLC	16.54	2,236,814	(99,246)	11,709	29,975	2,732	Commodity Portfolio	Monthly
Boronia I, LLC	26.34	3,561,122	(1,121,588)	48,993	50,937	11,432	Commodity Portfolio	Monthly
BHM I, LLC	1.94	262,690	(308,732)	21,749	-	3,806	Commodity Portfolio	Monthly
TT II, LLC	19.07	2,577,974	(154,660)	12,304	31,702	3,445	Commodity Portfolio	Monthly

7. Subsequent	Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 31, 2016, the Partnership fully redeemed its investment from Augustus I, LLC. In addition, GAM no longer acts as a commodity trading advisor to the Partnership. Effective on or about August 1, 2016, the Partnership reallocated the assets allocated to GAM to existing commodity trading advisors in the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 20.6%; Currency 51.5%; Equity 13.5%; and Commodity 14.4%.

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

The Trading Companies’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

As of June 30, 2016, approximately 58.3% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 41.7% is forward contracts which are off-exchange-traded.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of June 30, 2016 and March 31, 2016, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 6/30/2016	Allocation as of 3/31/2016

Boronia I, LLC	31.5%	25.3%
Augustus I, LLC	23.0%	21.8%
TT II, LLC	22.6%	18.5%
Altis I, LLC	0.0%	17.5%
Aspect I, LLC	22.9%	16.9%

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

For the Three and Six Months Ended June 30, 2016

The Partnership recorded a loss in total trading results of $52,243 and net expenses totaling $96,437, resulting in net loss of $148,680 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV per Unit at 6/30/2016	NAV per Unit at 3/31/16

A	$901.38	$911.87
B	$942.53	$952.30
C	$985.53	$994.50
Z	$1,077.46	$1,084.55

During the second quarter, the Partnership posted a loss in net asset value per Unit as trading gains within the global interest rate, agricultural, and currency sectors offset losses in global stock indices, energies, and metals markets. The most significant losses were incurred within the global stock index sector primarily during June from long U.S., Asian, and European equity index futures positions as prices declined amid investor anxiety following the U.K’s decision to leave the European Union. In the energy complex, losses were experienced during April from short positions in crude oil and its related products as prices rose due to a weak U.S. dollar and a decline in U.S. production. During May, losses were incurred in this sector from long natural gas positions as prices moved lower. Losses within the metals sector were incurred during May from long precious metals futures positions as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Additional gains were recorded within the agricultural sector primarily during June from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest, and an expected supply shortfall next year all helped lift prices higher. Within the currency sector, gains were experienced primarily during June from long positions in the Brazilian real versus the U.S. dollar as the relative value of the real increased following a rally in commodity prices and speculation that the acting Brazilian President, Michel Temer, would revive growth in Latin America’s largest economy.

The Partnership recorded a gain in total trading results of $183,384 and net expenses totaling $207,264, resulting in a net loss of $23,880 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV per Unit at 6/30/2016	NAV per Unit at 12/31/15

A	$901.38	$904.95
B	$942.53	$943.89
C	$985.53	$984.49
Z	$1,077.46	$1,070.96

During the first six months of the year, the Partnership posted a gain in net asset value per Unit before net expenses as trading gains in global interest rates and currencies more than offset trading losses in metals, agriculturals, global stock indices, and energies. The most significant gains were achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by their respective central banks and a flight-to-quality due to global growth concerns. During June, additional gains were achieved within the this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound fell amid concerns regarding the health of the U.K. economy and resulting implications for future rate increases. Additional gains were achieved in this sector during June from long positions in the Brazilian real versus the U.S. dollar as the relative value of the real increased following a rally in commodity prices and speculation that the acting Brazilian President, Michel Temer, would revive growth in Latin America’s largest economy. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the metals complex during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. During May, further losses were incurred in this sector from long positions in precious metals futures positions as prices declined as a strengthening U.S. dollar diminished investor demand for precious metals. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Losses in this sector were also incurred during March from short coffee futures positions. Within the global stock index sector, losses were recorded primarily during June from long U.S., Asian, and European equity index futures positions as prices declined amid investor anxiety following the U.K’s decision to leave the European Union. In the energy complex, losses were experienced during March from short natural gas futures positions as prices rose due to larger-than-expected inventory draws and an improved demand outlook amid cooler temperatures forecasted in the U.S. During April, additional losses were incurred from short positions in crude oil and its related products as prices rose due to a weak U.S. dollar and a decline in U.S. production.

For the Three and Six Months Ended June 30, 2015

The Partnership recorded a loss in total trading results of $2,236,141 and net expenses totaling $143,282, resulting in a net loss of $2,379,423 for the three months ended June 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV per Unit at 6/30/2015	NAV per Unit at 3/31/15

A	$854.51	$985.01
B	$889.08	$1,023.52
C	$925.03	$1,063.51
Z	$1,001.30	$1,148.19

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

The Partnership recorded a loss in total trading results of $1,719,821 and net expenses totaling $294,635, resulting in a net loss of $2,014,456 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit by share Class is provided in the table below.

Share Class	NAV per Unit at 6/30/2015	NAV per Unit at 12/31/14

A	$854.51	$966.09
B	$889.08	$1,002.61
C	$925.03	$1,040.49
Z	$1,001.30	$1,120.55

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading. The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under the “Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed below.

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

The Trading Companies’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which each Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of each Trading Company’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Trading Companies could result in actual trading or non-trading losses far beyond the indicated Value at Risk of each Trading Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Companies’ losses in any market sector will be limited to Value at Risk or by the Trading Companies’ attempts to manage their respective market risk.

Exchange maintenance margin requirements have been used by the Trading Companies as the measure of their respective Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Trading Companies’ Value at Risk in Different Market Sectors

As of June 30, 2016, Aspect I, LLC’s total capitalization was $18,229,779. The Partnership owned approximately 12.3% of Aspect I, LLC. As of June 30, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$668,140	3.67%	$1,528,035	$628,741	$1,233,137
Interest Rate	575,561	3.16	726,944	399,498	516,900
Equity	190,878	1.05	425,232	166,295	283,490
Commodity	428,040	2.35	639,678	382,159	493,017

Total	$1,862,619	10.23%

*	Average of daily Value at Risk.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 11.5% of Aspect I, LLC. As of December 31, 2015, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rate	408,014	2.10	663,330	175,575	410,358
Equity	308,907	1.59	565,355	114,229	315,138
Commodity	1,237,294	6.35	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*	Annual average of daily Value at Risk.

As of June 30, 2016, Augustus I, LLC’s total capitalization was $10,302,584. The Partnership owned approximately 21.9% of Augustus I, LLC. As of June 30, 2016, Augustus I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GAM for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,538,034	14.93%	$1,625,030	$1,156,639	$1,439,116
Interest Rate	124,739	1.21	287,988	95,633	157,490

Total	$1,662,773	16.14%

*	Average of daily Value at Risk.

As of December 31, 2015, Augustus I, LLC’s total capitalization was $12,787,498. The Partnership owned approximately 23.2% of Augustus I, LLC. As of December 31, 2015, Augustus I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GAM for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,122,046	8.77%	$1,911,152	$650,524	$1,110,641
Interest Rate	137,350	1.08	162,105	70,310	114,456

Total	$1,259,396	9.85%

*	Annual average of daily Value at Risk.

As of June 30, 2016, TT II, LLC’s total capitalization was $327,200,370. The Partnership owned approximately 0.7% of TT II, LLC. As of June 30, 2016, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$29,607,824	9.05%	$30,402,566	$17,078,474	$25,323,135
Interest Rate	17,472,083	5.34	21,306,547	10,375,020	16,543,877
Equity	9,778,017	2.99	17,749,265	7,318,365	11,856,605
Commodity	10,182,912	3.11	13,245,907	6,504,258	9,522,539

Total	$67,040,836	20.49%

*	Average of daily Value at Risk.

As of December 31, 2015, TT II, LLC’s total capitalization was $375,060,725. The Partnership owned approximately 0.7% of TT II, LLC. As of December 31, 2015, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$17,915,751	4.78%	$35,884,544	$13,251,842	$24,581,868
Interest Rate	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equity	10,076,385	2.69	25,283,167	3,545,123	14,851,447
Commodity	29,016,995	7.73	41,055,823	14,729,129	25,723,265

Total	$74,455,073	19.85%

*	Annual average of daily Value at Risk.

As of June 30, 2016, Boronia I, LLC’s total capitalization was $55,556,490. The Partnership owned approximately 5.6% of Boronia I, LLC. As of June 30, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$2,081,598	3.75%	$4,145,766	$960,149	$2,446,748
Interest Rate	1,397,148	2.51	3,041,134	874,165	1,854,291
Equity	1,851,948	3.33	3,593,875	1,326,486	2,144,856
Commodity	1,502,842	2.71	2,964,346	1,137,263	1,818,666

Total	$6,833,536	12.30%

*	Average of daily Value at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 4.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rate	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*	Annual average of daily Value at Risk.

As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 0.3% of BHM I, LLC. As of December 31, 2015, BHM I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482
Equity	294,019	0.37	1,990,777	53,641	565,750
Commodity	6,369,443	8.10	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*	Annual average of daily Value at Risk.

As of June 30, 2016, the Partnership fully redeemed its investment in Altis I, LLC. As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 11.6% of Altis I, LLC. As of December 31, 2015, Altis I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rate	407,826	2.36	860,830	86,769	454,235
Equity	485,111	2.81	1,106,599	160,152	620,882
Commodity	1,891,809	10.94	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*	Annual average of daily Value at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following.

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through June 30, 2016 was $89,402,151. Since inception, the Partnership has received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
April 1, 2016 - April 30, 2016	225.360	$892.83	N/A	N/A
May 1, 2016 - May 31, 2016	261.476	$866.85	N/A	N/A
June 1, 2016 - June 30, 2016	319.941	$901.38	N/A	N/A

	806.777	$887.80

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class B
April 1, 2016 - April 30, 2016	-	N/A	N/A	N/A
May 1, 2016 - May 31, 2016	-	N/A	N/A	N/A
June 1, 2016 - June 30, 2016	-	N/A	N/A	N/A

	-	N/A

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class C
April 1, 2016 - April 30, 2016	-	N/A	N/A	N/A
May 1, 2016 - May 31, 2016	-	N/A	N/A	N/A
June 1, 2016 - June 30, 2016	-	N/A	N/A	N/A

	-	N/A

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class Z
April 1, 2016 - April 30, 2016	-	N/A	N/A	N/A
May 1, 2016 - May 31, 2016	-	N/A	N/A	N/A
June 1, 2016 - June 30, 2016	-	N/A	N/A	N/A

	-	N/A

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not applicable.

Item 5.	Other Information – None.

Item 6.	Exhibits

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meritage Futures Fund L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.