Form 10-Q
period 2016-09-30
Meritage Futures Fund L.P.
filed 2016-11-10
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-53113

MERITAGE FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8529352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2016, 9,828.054 Limited Partnership Class A Units were outstanding, 1,031.930 Limited Partnership Class B Units were outstanding, 428.256 Limited Partnership Class C Units were outstanding, and 17.770 Limited Partnership Class Z Units were outstanding.

MERITAGE FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Meritage Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Investment in the Affiliated Trading Companies, at fair value (cost $10,184,705 and $13,118,174 at September 30, 2016 and December 31, 2015, respectively)	$10,258,757	$13,597,171
Expense reimbursement	79	-
Cash at bank	1,184	-

Total assets	$10,260,020	$13,597,171

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$20,000	$-
Redemptions payable to Limited Partners	402,685	75,645

Total liabilities	422,685	75,645

Partners’ Capital:
General Partner, Class Z, 110.544 and 161.611 Units outstanding at September 30, 2016 and December 31, 2015, respectively	110,546	173,079
Limited Partners, Class A, 10,042.365 and 12,689.809 Units outstanding at September 30, 2016 and December 31, 2015, respectively	8,358,349	11,483,604
Limited Partners, Class B, 1,101.594 and 1,151.594 Units outstanding at September 30, 2016 and December 31, 2015, respectively	959,951	1,086,979
Limited Partners, Class C, 428.256 and 770.786 Units outstanding at September 30, 2016 and December 31, 2015, respectively	390,719	758,833
Limited Partners, Class Z, 17.770 Units outstanding at September 30, 2016 and December 31, 2015	17,770	19,031

Total partners’ capital (net asset value)	9,837,335	13,521,526

Total liabilities and partners’ capital	$10,260,020	$13,597,171

Net asset value per Unit:
Class A	$832.31	$904.95
Class B	$871.42	$943.89
Class C	$912.35	$984.49
Class Z	$1,000.02	$1,070.96

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

September 30, 2016

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Affiliated Trading Companies
Morgan Stanley Smith Barney Aspect I, LLC	$3,145,406	31.97%
Morgan Stanley Smith Barney Boronia I, LLC	3,972,228	40.38
Morgan Stanley Smith Barney TT II, LLC	3,141,123	31.93

Total Investment in the Affiliated Trading Companies (cost of $10,184,705)	$10,258,757	104.28%

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

December 31, 2015

	Fair Value	% of Partners’ Capital
Investment in the Affiliated Trading Companies
Morgan Stanley Smith Barney Augustus I, LLC	$2,961,238	21.90%
Morgan Stanley Smith Barney Altis I, LLC	1,997,333	14.77
Morgan Stanley Smith Barney Aspect I, LLC	2,236,814	16.54
Morgan Stanley Smith Barney Boronia I, LLC	3,561,122	26.34
Morgan Stanley Smith Barney BHM I, LLC	262,690	1.94
Morgan Stanley Smith Barney TT II, LLC	2,577,974	19.07

Total Investment in the Affiliated Trading Companies (cost of $13,118,174)	$13,597,171	100.56%

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expenses:
Ongoing placement agent fees	$51,890	$72,126	$170,562	$240,980
General Partner fees	27,914	38,415	91,344	128,258
Administrative fees	11,166	15,366	36,537	51,304
Other fees	197	-	592	-

Total expenses	91,167	125,907	299,035	420,542
Expense reimbursements	(252)	-	(856)	-

Net expenses	90,915	125,907	298,179	420,542

Net investment loss	(90,915)	(125,907)	(298,179)	(420,542)

Trading Results:
Net gains (losses) on investment in the Affiliated Trading Companies:
Net realized gains (losses) on investment in the Affiliated Trading Companies	(294,037)	(111,807)	(184,254)	(322,378)
Net change in unrealized gains (losses) on investment in the Affiliated Trading Companies	(478,546)	1,000,642	(404,945)	(508,608)

Total trading results	(772,583)	888,835	(589,199)	(830,986)

Net income (loss)	$(863,498)	$762,928	$(887,378)	$(1,251,528)

Net income (loss) allocation by Class:
Class A	$(717,274)	$634,822	$(745,478)	$(1,067,051)
Class B	$(78,331)	$79,463	$(77,502)	$(121,040)
Class C	$(56,407)	$37,851	$(55,606)	$(51,145)
Class Z	$(11,486)	$10,792	$(8,792)	$(12,292)

Net income (loss) per Unit*:
Class A	$(69.07)	$43.15	$(72.64)	$(68.43)
Class B	$(71.11)	$46.05	$(72.47)	$(67.48)
Class C	$(73.18)	$49.10	$(72.14)	$(66.36)
Class Z	$(77.44)	$55.75	$(70.94)	$(63.50)

	Units	Units	Units	Units
Weighted average number of Units outstanding:
Class A	10,398.673	14,699.966	11,298.823	15,281.403
Class B	1,101.594	1,633.299	1,112.705	1,766.514
Class C	770.786	770.786	770.786	770.786
Class Z	148.314	193.562	155.218	193.562

*  Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Class A	Class B	Class C	Class Z	Total
Partners’ Capital, December 31, 2015	$11,483,604	$1,086,979	$758,833	$192,110	$13,521,526
Net income (loss)	(745,478)	(77,502)	(55,606)	(8,792)	(887,378)
Redemptions	(2,379,777)	(49,526)	(312,508)	(55,002)	(2,796,813)

Partners’ Capital, September 30, 2016	$8,358,349	$959,951	$390,719	$128,316	$9,837,335

Partners’ Capital, December 31, 2014	$15,365,368	$1,889,416	$801,994	$216,897	$18,273,675
Subscriptions	217,500	-	-	-	217,500
Net income (loss)	(1,067,051)	(121,040)	(51,145)	(12,292)	(1,251,528)
Redemptions	(1,430,382)	(287,228)	-	(14,990)	(1,732,600)

Partners’ Capital, September 30, 2015	$13,085,435	$1,481,148	$750,849	$189,615	$15,507,047

	Class A	Class B	Class C	Class Z
Ending Units, December 31, 2015	12,689.809	1,151.594	770.786	179.381
Redemptions	(2,647.444)	(50.000)	(342.530)	(51.067)

Ending Units, September 30, 2016	10,042.365	1,101.594	428.256	128.314

Ending Units, December 31, 2014	15,904.741	1,884.501	770.786	193.562
Subscriptions	223.465	-	-	-
Redemptions	(1,550.959)	(300.599)	-	(14.181)

Ending Units, September 30, 2015	14,577.247	1,583.902	770.786	179.381

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of September 30, 2016, all trading decisions were made for the Partnership by Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor.

As of September 30, 2016, the Trading Companies consisted of Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) and Morgan Stanley Smith Barney TT II, LLC (“TT II, LLC”).

Effective as of the close of business on July 31, 2016, Ceres terminated the advisory agreement among the General Partner, GAM International Management Limited (“GAM”) and Morgan Stanley Smith Barney Augustus I, LLC (“Augustus I, LLC), pursuant to which GAM traded a portion of Augustus I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, GAM ceased all Futures Interest trading on behalf of Augustus I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, GAM. References herein to the Trading Company or the Trading Companies may also include, as relevant, Augustus I, LLC.

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

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of September 30, 2016 and December 31, 2015, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but will continue to be offered to existing Class B and Class C investors.

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

Effective January 1, 2016, TT II, LLC pays Transtrend a half year incentive fee equal to 20% of the new trading profits earned by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership and the Trading Companies, from the Administrative Fee it receives, the ordinary administrative expenses of the Partnership and the Trading Companies. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investment in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of September 30, 2016 and December 31, 2015, the Partnership’s total cash balance was $1,184 and $0, respectively.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment. The Partnership’s investment in the Trading Companies is stated at fair value, which is based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Trading Company. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees and other expenses), determined in accordance with GAAP.

Trading Companies’ Investments. All commodity interests of the Trading Companies, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value as (described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in the trading account in the Trading Companies’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Companies’ Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Class of Units for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016
	Class A		Class B		Class C		Class Z

Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(61.52)		$(64.38)		$(67.36)		$(73.72)
Net investment loss	(7.55)		(6.73)		(5.82)		(3.72)

Increase (decrease) for the period	(69.07)		(71.11)		(73.18)		(77.44)
Net asset value per Unit, beginning of period	901.38		942.53		985.53		1,077.46

Net asset value per Unit, end of period	$832.31		$871.42		$912.35		$1,000.02

	Three Months Ended September 30, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(2.9)%		(2.7)%		(1.5)%

Partnership expenses before expense reimbursements	3.5%		2.9%		2.7%		1.5%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.7%		1.5%

Total Return	(7.7)%		(7.5)%		(7.4)%		(7.2)%

	Nine Months Ended September 30, 2016
	Class A		Class B		Class C		Class Z

Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(49.63)		$(51.99)		$(54.44)		$(59.66)
Net investment loss	(23.01)		(20.48)		(17.70)		(11.28)

Increase (decrease) for the period	(72.64)		(72.47)		(72.14)		(70.94)
Net asset value per Unit, beginning of period	904.95		943.89		984.49		1,070.96

Net asset value per Unit, end of period	$832.31		$871.42		$912.35		$1,000.02

	Nine Months Ended September 30, 2016
	Class A		Class B		Class C		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%		(2.9)%		(2.5)%		(1.4)%

Partnership expenses before expense reimbursements	3.5%		2.9%		2.5%		1.4%
Expense reimbursements	(0.0)	%***	(0.0)	%***	(0.0)	%***	(0.0)	%***

Partnership expenses after expense reimbursements	3.5%		2.9%		2.5%		1.4%

Total Return	(8.0)%		(7.7)%		(7.3)%		(6.6)%

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30, 2015
	Class A	Class B	Class C	Class Z

Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$50.63	$52.68	$54.82	$59.36
Net investment loss	(7.48)	(6.63)	(5.72)	(3.61)

Increase (decrease) for the period	43.15	46.05	49.10	55.75
Net asset value per Unit, beginning of period	854.51	889.08	925.03	1,001.30

Net asset value per Unit, end of period	$897.66	$935.13	$974.13	$1,057.05

	Three Months Ended September 30, 2015
	Class A	Class B	Class C	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.4)%	(2.9)%	(2.4)%	(1.4)%

Partnership expenses before expense reimbursements	3.4%	2.9%	2.4%	1.4%
Expense reimbursements	-%	-%	-%	-%

Partnership expenses after expense reimbursements	3.4%	2.9%	2.4%	1.4%

Total Return	5.1%	5.2%	5.3%	5.6%

	Nine Months Ended September 30, 2015
	Class A	Class B	Class C	Class Z

Per Unit Performance: (for a unit outstanding throughout the period)*
Net realized and unrealized gains (losses)	$(44.47)	$(46.25)	$(48.09)	$(51.99)
Net investment loss	(23.96)	(21.23)	(18.27)	(11.51)

Increase (decrease) for the period	(68.43)	(67.48)	(66.36)	(63.50)
Net asset value per Unit, beginning of period	966.09	1,002.61	1,040.49	1,120.55

Net asset value per Unit, end of period	$897.66	$935.13	$974.13	$1,057.05

	Nine Months Ended September 30, 2015
	Class A	Class B	Class C	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%	(3.0)%	(2.4)%	(1.4)%

Partnership expenses before expense reimbursements	3.5%	3.0%	2.4%	1.4%

Expense reimbursements	-%	-%	-%	-%

Partnership expenses after expense reimbursements	3.5%	3.0%	2.4%	1.4%

Total Return	(7.1)%	(6.7)%	(6.4)%	(5.7)%

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

The Trading Companies do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Trading Companies’ Statements of Income and Expenses.

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

Trading Companies’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Trading Advisors and the Trading Companies:

At September 30, 2016, the Partnership owned approximately 12.7% of Aspect I, LLC, 7.5% of Boronia I, LLC and 1.0% of TT II, LLC. At December 31, 2015, the Partnership owned approximately 11.5% of Aspect I, LLC, 11.6% of Altis I, LLC, 23.2% of Augustus I, LLC, 0.3% of BHM I, LLC, 4.8 % of Boronia I, LLC and 0.7% of TT II, LLC.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations of the Trading Companies that the Partnership invests in for the three and nine months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(601,850)	$(7,110,962)	$(7,712,812)
Augustus I, LLC (a)	(16,108)	(229,270)	(245,378)
TT II, LLC	(1,119,494)	(1,308,799)	(2,428,293)
Aspect I, LLC	(105,978)	(310,666)	(416,644)

For the nine months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(2,375,665)	$4,386,573	$2,010,908
BHM I, LLC (b)	(170,710)	(6,343,252)	(6,513,962)
Augustus I, LLC (c )	(124,391)	(907,789)	(1,032,180)
TT II, LLC	(5,657,306)	41,160,835	35,503,529
Altis I, LLC (d)	(171,789)	(2,453,952)	(2,625,741)
Aspect I, LLC	(321,910)	(236,859)	(558,769)

(a)  From July 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.

(b)  From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

(c)  From January 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.

(d)  From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

For the three months ended September 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(1,075,317)	$8,917,469	$7,842,152
Augustus I, LLC	(65,855)	(219,640)	(285,495)
BHM I, LLC	(810,136)	(3,890,612)	(4,700,748)
TT II, LLC	(1,655,018)	34,483,182	32,828,164
Altis I, LLC	(77,629)	1,184,113	1,106,484
Aspect I, LLC	(106,899)	2,097,234	1,990,335

For the nine months ended September 30, 2015	Net Investment Loss	Total Trading Results	Net Income (Loss)

Boronia I, LLC	$(4,665,174)	$(7,844,128)	$(12,509,302)
Augustus I, LLC	(233,619)	396,752	163,133
BHM I, LLC	(3,198,829)	(29,947,615)	(33,146,444)
TT II, LLC	(11,948,868)	7,069,645	(4,879,223)
Altis I, LLC	(228,688)	258,864	30,176
Aspect I, LLC	(477,279)	1,645,611	1,168,332

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations, of the Trading Companies is shown in the following tables.

	September 30, 2016		For the three months ended September 30, 2016
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted

Augustus I, LLC (a)	-	$-	$(54,477)	$2,958	$-	$690	Commodity Portfolio	Monthly
Aspect I, LLC	31.97	3,145,406	(55,137)	12,317	-	2,874	Commodity Portfolio	Monthly
Boronia I, LLC	40.38	3,972,228	(601,317)	15,247	-	3,557	Commodity Portfolio	Monthly
TT II, LLC	31.93	3,141,123	(61,652)	7,488	43	2,621	Commodity Portfolio	Monthly

	September 30, 2016		For the nine months ended September 30, 2016
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted

Augustus I, LLC ( b)	-	$-	$(232,040)	$22,851	$-	$5,332	Commodity Portfolio	Monthly
Altis I, LLC (c)	-	-	(318,182)	13,388	-	3,749	Commodity Portfolio	Monthly
Aspect I, LLC	31.97	3,145,406	(71,964)	28,737	7,038	6,706	Commodity Portfolio	Monthly
Boronia I, LLC	40.38	3,972,228	(106,179)	40,206	33,537	9,381	Commodity Portfolio	Monthly
TT II, LLC	31.93	3,141,123	160,255	18,980	46,302	6,645	Commodity Portfolio	Monthly
BHM I, LLC (d)	-	-	(21,089)	402	-	71	Commodity Portfolio	Monthly

(a)    From July 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.

(b)    From January 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.

(c)    From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.

(d)    From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015		For the three months ended September 30, 2015
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Augustus I, LLC	21.90	$2,961,238	$(69,433)	$12,669	$-	$2,956	Commodity Portfolio	Monthly
Altis I, LLC	14.77	1,997,333	131,867	6,193	-	1,734	Commodity Portfolio	Monthly
Aspect I, LLC	16.54	2,236,814	233,335	7,421	4,956	1,731	Commodity Portfolio	Monthly
Boronia I, LLC	26.34	3,561,122	437,050	19,698	-	4,596	Commodity Portfolio	Monthly
TT II, LLC	19.07	2,577,974	193,695	5,655	-	1,583	Commodity Portfolio	Monthly
BHM I, LLC	1.94	262,690	(37,679)	4,615	-	808	Commodity Portfolio	Monthly

	December 31, 2015		For the nine months ended September 30, 2015
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted

Augustus I, LLC	21.90	$2,961,238	$34,810	$39,757	$6,848	$9,276	Commodity Portfolio	Monthly
Altis I, LLC	14.77	1,997,333	(7,971)	19,135	4,733	5,358	Commodity Portfolio	Monthly
Aspect I, LLC	16.54	2,236,814	134,089	19,130	34,931	4,463	Commodity Portfolio	Monthly
Boronia I, LLC	26.34	3,561,122	(684,538)	68,691	50,937	16,028	Commodity Portfolio	Monthly
TT II, LLC	19.07	2,577,974	39,035	17,959	31,702	5,028	Commodity Portfolio	Monthly
BHM I, LLC	1.94	262,690	(346,411)	26,364	-	4,614	Commodity Portfolio	Monthly

7.	Subsequent Events:

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Affiliated Trading Companies, expense reimbursement and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Affiliated Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Affiliated Trading Companies, expenses and subscriptions and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital decreased 27.2% from $13,521,526 to $9,837,335. This decrease was attributable to redemptions of 2,647.444 limited partner Class A Units totaling $2,379,777, 50.000 limited partner Class B Units totaling $49,526, 342.530 limited partner Class C Units totaling $312,508 and redemptions of 51.067 General Partner Class Z Units totaling $55,002, coupled with a net loss of $887,378. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) on investments in the Affiliated Trading Companies and net change in unrealized gains (losses) on investments in the Affiliated Trading Companies in the Statements of Income and Expenses.

The General Partner estimates that at any given time approximately 20.1% to 42.6% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

As of September 30, 2016 and June 30, 2016, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2016	Allocation as of 6/30/2016

Boronia I, LLC	38.7%	31.5%
Augustus I, LLC	0.0%	23.0%
TT II, LLC	30.6%	22.6%
Aspect I, LLC	30.7%	22.9%

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

During the Partnership’s third quarter of 2016, the net asset value per Unit for Class A decreased 7.7% from $901.38 to $832.31, as compared to an increase of 5.1% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class B decreased 7.5% from $942.53 to $871.42, as compared to an increase of 5.2% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class C decreased 7.4% from $985.53 to $912.35, as compared to an increase of 5.3% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class Z decreased 7.2% from $1,077.46 to $1,000.02, as compared to an increase of 5.6% in the third quarter of 2015. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $772,583. Losses were primarily attributable to the Trading Companies’ trading of commodity futures in currencies, U.S interest rates, energy, grains and metals, and were partially offset by gains in non-U.S. interest rates, livestock, softs and indices. The Partnership, through its investment in the Trading Companies, experienced a net trading gain before fees and expenses in the third quarter of 2015 of $888,835. Gains were primarily attributable to the Trading Companies’ trading of commodity futures in energy, global interest rates, global stock indices, metals, agriculturals and currencies.

The most significant losses were incurred within the global interest rate sector during the third quarter from long U.S. fixed income futures positions as prices decreased amid speculation the U.S. Federal Reserve (“Fed”) would raise interest rates in the near future. Within the energy complex, losses were recorded primarily during August and September from short positions in crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. In the currency sector, losses were recorded during the third quarter from short positions in the euro versus the U.S. dollar as the relative value of the euro rebounded after concern regarding the U.K. referendum vote to leave the E.U. subsided and the relative value of the dollar decreased following the U.S. Federal Reserve (“Fed”) September meeting’s decision not to tighten monetary policy. Losses within the metals complex were experienced in August from long positions in precious metals futures as prices moved lower due to weakening investor demand. Additional losses were recorded within the metals markets during September from short copper futures positions. The Partnership’s losses for the quarter were partially offset by gains achieved within the agricultural markets primarily during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains in this sector were recorded from long positions in sugar futures during September. Within the global stock index sector, gains were experienced from long U.S. equity index futures positions as prices rose amid reports during early July of positive U.S. economic data and better-than-expected corporate earnings.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class A decreased 8.0% from $904.95 to $832.31, as compared to a decrease of 7.1% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class B decreased 7.7% from $943.89 to $871.42, as compared to a decrease of 6.7% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class C decreased 7.3% from $984.49 to $912.35, as compared to a decrease of 6.4% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class Z decreased 6.6% from $1,070.96 to $1,000.02, as compared to a decrease of 5.7% in the nine months ended September 30, 2015. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $589,199. Losses were primarily attributable to the Trading Companies’ trading of currencies, energy, U.S. interest rates, livestock, metals, softs and indices, and were partially offset by trading gains in non-U.S. interest rates and grains. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2015 of $830,986. Losses were primarily attributable to the Trading Companies’ trading in global stock indices, metals, and agriculturals, and were partially offset by trading gains in currencies, global interest rates and energy.

The most significant losses were incurred within the metals complex during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve. During May and August, further losses were incurred in this sector from long positions in precious metals futures positions as prices declined due to weakening investor demand. Additional losses were recorded in metals during September from short copper futures positions. In the energy complex, losses were experienced during March from short natural gas futures positions as prices rose due to larger-than-expected inventory draws and an improved demand outlook amid cooler temperatures forecasted in the U.S. During April, additional losses were incurred from short positions in crude oil and its related products as prices rose due to a weak U.S. dollar and a decline in U.S. production. Further losses were recorded primarily during August and September from short positions in crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Within the currency markets, losses were incurred during March from short positions in the Korean won, Swiss franc, and New Zealand dollar as the relative value of the U.S. dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. During May, further losses were recorded in currencies from long positions in the Mexican peso and New Zealand dollar versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased in the near future. Additional losses were recorded during the third quarter from short positions in the euro versus the U.S. dollar as the relative value of the euro rebounded. Within the global stock index sector, losses were recorded primarily during June from long U.S., Asian, and European equity index futures positions as prices declined amid investor anxiety following the U.K’s decision to leave the European Union. Losses within the global stock index markets were also recorded during August and September from long positions in U.S., European, and Asian stock indices as prices fluctuated amid speculation surrounding global central bank activity and its consequential effects on the marketplace. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Losses in this sector were also incurred during March from short coffee futures positions and during August from short positions in wheat and corn futures. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by their respective central banks and a flight-to-quality due to global growth concerns. During June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2016, Aspect I, LLC’s total capitalization was $24,822,679. The Partnership owned approximately 12.7% of Aspect I, LLC. As of September 30, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

	September 30, 2016		Three Months ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,781,695	7.18%	$1,800,626	$1,018,240	$1,451,436
Interest Rates	777,900	3.13	949,427	574,552	729,947
Equity	790,878	3.19	1,090,398	296,922	760,790
Commodity	640,289	2.58	1,048,896	640,289	816,485

Total	$3,990,762	16.08%

*   Average of daily Values at Risk.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 11.5% of Aspect I, LLC. As of December 31, 2015, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

	December 31, 2015		Twelve Months ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rates	408,014	2.10	663,330	175,575	410,358
Equity	308,907	1.59	565,355	114,229	315,138
Commodity	1,237,294	6.35	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*  Annual average of daily Values at Risk.

As of September 30, 2016, TT II, LLC’s total capitalization was $309,249,000. The Partnership owned approximately 1.0% of TT II, LLC. As of September 30, 2016, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	September 30, 2016		Three Months ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$39,513,538	12.78%	$39,513,538	$27,067,959	$31,385,876
Interest Rates	19,347,538	6.26	19,347,538	12,163,357	15,350,052
Equity	15,057,960	4.87	21,019,148	11,722,901	17,201,800
Commodity	13,987,520	4.52	16,276,944	10,414,756	13,072,177

Total	$87,906,556	28.43%

*  Average of daily Values at Risk.

As of December 31, 2015, TT II, LLC’s total capitalization was $375,060,725. The Partnership owned approximately 0.7% of TT II, LLC. As of December 31, 2015, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	December 31, 2015		Twelve Months ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$17,915,751	4.78%	$35,884,544	$13,251,842	$24,581,868
Interest Rates	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equity	10,076,385	2.69	25,283,167	3,545,123	14,851,447
Commodity	29,016,995	7.73	41,055,823	14,729,129	25,723,265

Total	$74,455,073	19.85%

*  Annual average of daily Values at Risk.

As of September 30, 2016, Boronia I, LLC’s total capitalization was $52,828,850. The Partnership owned approximately 7.5% of Boronia I, LLC. As of September 30, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	September 30, 2016		Three Months ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,478,291	8.48%	$5,028,249	$1,388,215	$2,870,226
Interest Rates	1,454,525	2.75	3,134,592	794,167	1,792,239
Equity	3,957,041	7.49	3,957,041	1,395,796	2,367,521
Commodity	2,136,693	4.04	3,635,567	1,507,420	2,437,313

Total	$12,026,550	22.76%

*  Average of daily Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 4.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	December 31, 2015		Twelve Months ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rates	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*  Annual average of daily Values at Risk.

As of July 31, 2016, the Partnership fully redeemed its investment in Augustus I, LLC. As of December 31, 2015, Augustus I, LLC’s total capitalization was $12,787,498. The Partnership owned approximately 23.2% of Augustus I, LLC. As of December 31, 2015, Augustus I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GAM for trading) was as follows:

	December 31, 2015		Twelve Months ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,122,046	8.77%	$1,911,152	$650,524	$1,110,641
Interest Rates	137,350	1.08	162,105	70,310	114,456

Total	$1,259,396	9.85%

* Annual average of daily Values at Risk.

As of January 31, 2016, the Partnership fully redeemed its investment in BHM I, LLC. As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 0.3% of BHM I, LLC. As of December 31, 2015, BHM I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

	December 31, 2015		Twelve Months ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rates	11,825	0.02	1,399,215	-	162,482
Equity	294,019	0.37	1,990,777	53,641	565,750
Commodity	6,369,443	8.10	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*  Annual average of daily Values at Risk.

As of June 30, 2016, the Partnership fully redeemed its investment in Altis I, LLC. As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 11.6% of Altis I, LLC. As of December 31, 2015, Altis I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

	December 31, 2015		Twelve Months ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rates	407,826	2.36	860,830	86,769	454,235
Equity	485,111	2.81	1,106,599	160,152	620,882
Commodity	1,891,809	10.94	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*  Annual average of daily Values at Risk.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through September 30, 2016 was $89,402,151. Since inception, the Partnership has received $570,000 in consideration from the sale of Units to the General Partner.

Proceeds of the net offering were used for the trading of commodity interests including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
July 1, 2016 - July 31, 2016	21.203	$905.68	N/A	N/A
August 1, 2016 - August 31, 2016	361.341	$856.45	N/A	N/A
September 1, 2016 - September 30, 2016	108.346	$832.31	N/A	N/A
	490.890	$853.25

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class C
July 1, 2016 - July 31, 2016	-	N/A	N/A	N/A
August 1, 2016 - August 31, 2016	-	N/A	N/A	N/A
September 1, 2016 - September 30, 2016	342.530	$912.35	N/A	N/A
	342.530	$912.35

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016