Form 10-K
period 2016-12-31
Meritage Futures Fund L.P.
filed 2017-03-28
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 000-53113

MERITAGE FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-8529352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address and Zip Code of principal executive offices)

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

                                 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Limited Partnership Units with an aggregate value of $9,494,473 of Class A, $1,038,282 of Class B, $759,634 of Class C, and $19,147 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 9,152.162 Limited Partnership Class A Units were outstanding, 761.124 Limited Partnership Class B Units were outstanding, 428.256 Limited Partnership Class C Units were outstanding, and 17.770 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(None)

PART I

Item 1. Business.

(a) General Development of Business. Meritage Futures Fund L.P. (the “Partnership”) was formed on February 22, 2007, under the Delaware Revised Uniform Limited Partnership Act, as a multi-advisor commodity pool created to profit from the speculative trading of domestic commodities, and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”). The Partnership invests substantially all of its assets in multiple affiliated trading companies (each, a “Trading Company” or collectively, the “Trading Companies”), each of which allocates substantially all of its assets in the trading program of an unaffiliated commodity trading advisor (each, a “Trading Advisor” or collectively, the “Trading Advisors”), each of which is registered with the Commodity Futures Trading Commission (“CFTC”) and makes investment decisions for each respective Trading Company. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

The Partnership is one of the partnerships in the Managed Futures Multi-Strategy Profile Series, comprised of the Partnership and LV Futures Fund L.P.

The Partnership commenced trading operations on August 1, 2007, in accordance with the terms of the limited partnership agreement, as may be amended from time to time (the “Limited Partnership Agreement”).

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner and commodity pool operator and as each Trading Company’s trading manager and commodity pool operator (the “General Partner”, “Ceres” or the “Trading Manager”, as the context requires). As of January 1, 2017, Ceres became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Prior to January 1, 2017, Ceres was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and serves as the placement agent (“Placement Agent”) to the Partnership. Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

All trading decisions for the Partnership are made by Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, GAM International Management Limited (“GAM”), Altis Partners (Jersey) Limited (“Altis”), Blenheim Capital Management, L.L.C. (“Blenheim”), Rotella Capital Management, Inc. (“Rotella”), Kaiser Trading Group Pty. Ltd. (“Kaiser”), Winton Capital Management Limited (“Winton”), Man-AHL (USA) Ltd. (“Man-AHL”), Chesapeake Capital Corporation (“Chesapeake”) and GLC Ltd. (“GLC”).

The Trading Companies to which the Partnership allocates its assets are Morgan Stanley Smith Barney Aspect I, LLC (“Aspect I, LLC”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC”) and Morgan Stanley Smith Barney TT II, LLC (“TT II, LLC”). References herein to the Trading Company or the Trading Companies may also include, as relevant, Morgan Stanley Smith Barney Augustus I, LLC ( “Augustus I, LLC”), Morgan Stanley Smith Barney Altis I, LLC (“Altis I, LLC”), Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), Morgan Stanley Smith Barney Rotella I, LLC (“Rotella I, LLC”), Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC”), Morgan Stanley Smith Barney WNT I, LLC (“WNT I, LLC”), Morgan Stanley Smith Barney AHL I, LLC (“AHL I, LLC”), Morgan Stanley Smith Barney Chesapeake Diversified I, LLC (“Chesapeake I, LLC”) and Morgan Stanley Smith Barney GLC I, LLC (“GLC I, LLC”).

Prior to February 29, 2012, units of limited partnership interest (“Units”) of the Partnership were offered in four classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners received class A, B, C or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. Effective February 29, 2012, Class B and Class C Units are no longer being offered to new investors but continue to be offered to existing Class B and Class C investors.

As of December 31, 2016, 2015 and 2014, there were no Class D Units outstanding in the Partnership.

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

The trading system style of each Trading Advisor is as follows:

Commodity Trading Advisor	Trading System Style

Aspect	Systematic
Boronia	Systematic
Transtrend	Systematic

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Effective July 31, 2016, Ceres terminated the advisory agreement among the General Partner, GAM and Augustus I, LLC, pursuant to which GAM traded a portion of Augustus I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, GAM ceased all Futures Interests trading on behalf of Augustus I, LLC (and, indirectly, the Partnership).

Effective June 30, 2016, Ceres terminated the advisory agreement among the General Partner, Altis and Altis I, LLC, pursuant to which Altis traded a portion of Altis I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Altis ceased all Futures Interests trading on behalf of Altis I, LLC (and, indirectly, the Partnership).

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

Effective October 31, 2013, Ceres terminated the advisory agreement among AHL I, LLC, the General Partner and Man-AHL, pursuant to which Man-AHL traded a portion of AHL I, LLC’s (and, indirectly the Partnership’s) assets in Futures Interests. Consequently, Man-AHL ceased all Futures Interest trading on behalf of AHL I, LLC (and, indirectly, the Partnership).

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

Aspect I, LLC pays Aspect a monthly management fee equal to 1/12th of 1.5% (a 1.5% annual rate).

For the period from November 1, 2015 to December 31, 2016, the monthly management fee paid by TT II, LLC to Transtrend was paid at a rate equal to 1/12th of 1.00% (a 1.00% annual rate) of the net assets as of the first day of each month. Effective October 1, 2014, the advisory agreement among the TT II, LLC, Ceres and Transtrend was amended to decrease the management fee percentage to 1/12th of 1.25% (a 1.25% annual rate) of the net assets as of the first day of each month. Effective January 1, 2014, the advisory agreement among the TT II, LLC, Ceres and Transtrend was amended to decrease the management fee percentage to 1/12th of 1.50% (a 1.50% annual rate) of the net assets as of the first day of the month if the net assets as of the first day of the month were less than $400,000,000 and 1/12th of 1.25% (a 1.25% annual rate) of the net assets as of the first day of the month if the net assets as of the first day of the month were equal to or greater than $400,000,000.

Prior to January 1, 2014, the TT II, LLC accrued and paid Transtrend a monthly management fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net assets as of the first day of the month if the net assets as of the first day of the month were less than $400,000,000 and 1/12th of 1.75% (a 1.75% annual rate) of the net assets as of the first day of the month if the net assets as of the first day of the month were equal to or greater than $400,000,000.

Effective January 1, 2015, the management fee percentage Boronia I, LLC paid to Boronia was changed to 1/12th of 1.50% (a 1.50% annual rate) of the net assets as of the first day of the month. For the period from January 1, 2013 to December 31, 2014, Boronia I, LLC accrued and paid to Boronia a monthly management fee equal to 1/12th of (3.0% if the beginning net assets is less than or equal to $60,000,000; 1.875% if the beginning net assets is greater than $60,000,000 and less than or equal to $120,000,000; or 1.50% if the beginning net assets is greater than $120,000,000) based on Boronia I, LLC’s beginning net assets plus additions less withdrawals (as of the beginning of the month).

Prior to its termination on July 31, 2016, Augustus I, LLC paid GAM a monthly management fee equal to 1/12th of 1.50% (a 1.50% annual rate). Prior to its termination on June 30, 2016, Altis I, LLC paid Altis a monthly management fee equal to 1/12th of 1.25% (a 1.25% annual rate). Prior to its termination on January 31, 2016, BHM I, LLC paid Blenheim a monthly management fee equal to 1/12th of 2.00% (a 2.00% annual rate).

Each Trading Company, except for TT II, LLC, pays each Trading Advisor a quarterly incentive fee equal to 20% of the trading profits earned by the Trading Advisor for the Partnership. Effective January 1, 2016, TT II, LLC pays Transtrend a half year incentive fee equal to 20% of the new trading profits earned by Transtrend for the Partnership. Prior to January 1, 2016, TT II, LLC paid Transtrend a quarterly incentive fee equal to 20% of the new trading profits earned by Transtrend for the Partnership. Trading profits represent the amount by which profits from Futures Interests trading exceed losses after management fees and the Trading Company’s administrative fees are deducted. To the extent that a Trading Advisor incurs a loss for the Partnership, the Trading Advisor will not be paid incentive fees until the Trading Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. Such fee is accrued on a monthly basis.

The Partnership began the year at a net asset value per Unit of $904.95, $943.89, $984.49 and $1,070.96 and decreased 11.0%, 10.6%, 10.1%, and 9.2% to $805.23, $844.13, $884.90 and $972.38 for Class A, Class B, Class C, and Class Z, respectively, on December 31, 2016.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, which is the speculative trading of Futures Interests as discussed in Item 1(a). The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.”

(c) Narrative Description of Business. See Item 1(a) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Item 1A. Risk Factors.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last business day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your request for redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third business day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley Investment Management, the Placement Agent and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute OTC foreign exchange trades with MS&Co. and bid/ask spreads are charged.

•

Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership (except for consulting clients, from which the Placement Agent, serving in its role as investment adviser receives the fees and expenses described in such consulting client’s consulting agreement). Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Trading Companies for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Trading Companies for Futures Interests positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the private placement memorandum of the Partnership (the “Memorandum”). That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, Morgan Stanley Wealth Management, the Partnership, the Trading Companies or any of their affiliates, and investors will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

An Investment in Units May Not Diversify an Overall Portfolio. Because Futures Interests have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds. However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future. You may lose your entire investment in the Partnership.

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

Risks Related to Regulation of the Partnership, General Partner and Trading Companies

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Companies. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well-capitalized and well-managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Companies, any limited divestiture should not directly involve the Partnership or the Trading Companies.

The Units are not being offered by the Banks, and as such: (1) are not insured by Federal Deposit Insurance Corporation (“FDIC”), (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the CFTC each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which absent an extension, will expire on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the Trading Companies, the General Partner and the limited partners. For example, to sponsor and invest in the Trading Companies, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in a Trading Company will be limited to 3% of the Trading Company’s total ownership interests, measured by reference to both number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in a Trading Company by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or a Trading Company or further investment in the Partnership or a Trading Company by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interests in the Partnership or the Trading Companies or may be prohibited, entirely or partially, from making further investments in the Partnership or the Trading Companies.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions will restrict certain lending, hedging, and other transactions and relationships between Morgan Stanley affiliates and the Partnership and/or the Trading Companies, which will require restructuring of those relationships prior to the end of the conformance period.

While the General Partner will endeavor to minimize the impact of the Volcker Rule and the Final Rule on the Partnership and the Trading Companies, Morgan Stanley’s interests in determining what actions to take in implementing a compliance program under the Volcker Rule may conflict with the interests of the Partnership, the General Partner and the limited partners, all of which may be adversely affected by such actions.

In addition, further restrictions and limitations on Morgan Stanley, the Partnership, the Trading Companies and the General Partner may emerge as additional regulatory guidance and interpretations are provided on the Volcker Rule and Final Rule. To this end, and despite the issuance of the Final Rule, certain aspects of the Volcker Rule remain unclear and susceptible to alternative interpretations. The foregoing is, thus, not an exhaustive discussion of the potential risks the Volcker Rule poses for Morgan Stanley, the Partnership, the Trading Companies and the limited partners.

Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Final Rule and other aspects of the Dodd-Frank Act.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of each Trading Company that are deposited with MS&Co or its affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Trading Companies’ ability to gather, process and communicate information efficiently and securely, without interruption.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Trading Advisors or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s and/or the Trading Companies’ Assets in U.S. Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s and/or the Trading Companies’ assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership and/or the Trading Companies, as applicable, will retain all interest income earned on Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Trading Companies may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

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

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of Futures Interests make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a Trading Advisor incorrectly predicts the direction of prices in Futures Interests, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets. The multi-advisor feature of the Partnership, through the Trading Companies, may reduce the return volatility relative to the performance of single-advisor investment funds.

The Trading Companies’ Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. The Trading Advisors for the Partnership use substantial leverage. Trading Futures Interests involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

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

Trading on Foreign Exchanges Presents Greater Risks to the Trading Companies than Trading on U.S. Exchanges. Each Trading Company trades on exchanges located outside the U.S. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the U.S. and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s assets held outside of the U.S. to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A foreign government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered. The General Partner and the Trading Companies might have little or no notice that such events were happening. In such circumstances, the General Partner and the Trading Companies may not be able to obtain the Partnership’s assets.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and a Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Companies trade such contracts with MS&Co. and are at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Trading Companies to deposit initial margin and variation margin as collateral to support such Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bilateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

The Trading Companies are Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of a Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of a Trading Company. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the U.S. District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closes in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Companies’ trading for the Partnership.

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

In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to each Trading Company’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require a Trading Company to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or a Trading Company must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

You should not rely on the past performance of the Trading Advisors in deciding to purchase Units. Since the future performance of a Trading Advisor is unpredictable, each Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. Each Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the applicable Trading Company. The General Partner has no control over the specific trades that the Trading Advisors may make, leverage used, risks and/or concentrations assumed, or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading programs employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar Futures Interests, thereby offsetting any potential for profit from these positions. Each such position would cost the Partnership transactional expenses (such as brokerage commissions and National Futures Association (“NFA”) fees) but could not generate any recognized gain or loss. Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Companies, terminate one or more, or select additional Trading Companies at any time. Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

Increasing the Assets Managed by a Trading Advisor may Adversely Affect Performance. The rates of return achieved by a Trading Advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

A Trading Advisor may Terminate its Advisory Agreement. Generally, the advisory agreements with the current Trading Advisors have initial one-year terms, which renew for additional one-year terms annually, unless terminated by the Trading Manager or the Trading Advisor. One of the advisory agreements had a shorter initial term and has a three-month renewal term. In the event that an advisory agreement is not renewed, the Trading Manager may not be able to enter into arrangements with that Trading Advisor or another trading advisor on terms substantially similar to the advisory agreements described in the Memorandum.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $339.7 billion as of December 31, 2016 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s Trading Advisors to obtain the best prices for the Partnership.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (the “IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Partnership’s executive and administrative offices are located within the offices of the General Partner. The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue, New York, New York 10036.

Item 3.	Legal Proceedings.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information,

MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 28, 2017 was approximately 190.

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

The aggregate proceeds of securities sold in all share Classes to the limited partners through December 31, 2016, was $89,402,151. The Partnership received $570,000 in consideration from the sale of Units to Ceres.

Proceeds of net offering were used for the trading of Futures Interests including futures, option, forward and swap contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
October 1, 2016 - October 31, 2016	214.311	$800.13	N/A	N/A
November 1, 2016 - November 30, 2016	106.879	$790.56	N/A	N/A
December 1, 2016 - December 31, 2016	262.416	$805.23	N/A	N/A
	583.606	$800.67

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class B
October 1, 2016 - October 31, 2016	69.664	$838.10	N/A	N/A
November 1, 2016 - November 30, 2016	46.000	$828.42	N/A	N/A
December 1, 2016 - December 31, 2016	N/A	N/A	N/A	N/A
	115.664	$834.25

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.	Selected Financial Data.

Total trading results, net expenses, net income (loss) and net income (loss) per Unit by Class for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Unit by Class and total assets as of December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$(833,539)	$(481,568)	$1,842,733	$573,648	$(1,746,715)
Net expenses	(374,969)	(544,266)	(620,663)	(811,500)	(1,136,770)

Net income (loss)	$(1,208,508)	$(1,025,834)	$1,222,070	$(237,852)	$(2,883,485)

Net income (loss) per Unit by Class:
A	$(99.72)	$(61.14)	$64.11	$(10.89)	$(85.02)

B	$(99.76)	$(58.72)	$71.18	$(6.54)	$(82.21)

C	$(99.59)	$(56.00)	$78.66	$(1.92)	$(79.21)

Z	$(98.58)	$(49.59)	$94.94	$8.18	$(72.58)

Net asset value per Unit by Class:
A	$805.23	$904.95	$966.09	$901.98	$912.87

B	$844.13	$943.89	$1,002.61	$931.43	$937.97

C	$884.90	$984.49	$1,040.49	$961.83	$963.75

Z	$972.38	$1,070.96	$1,120.55	$1,025.61	$1,017.43

Total assets	$9,163,741	$13,597,171	$18,522,100	$21,942,923	$29,088,508

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Trading Companies’ investments in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Trading Companies from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

The General Partner estimates that at any given time approximately 20.1% to 43.3% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

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

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets. The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the year ended December 31, 2016, the net asset value per Unit for Class A decreased 11.0% from $904.95 to $805.23, the net asset value per Unit for Class B decreased 10.6% from $943.89 to $844.13, the net asset value per Unit for Class C decreased 10.1% from $984.49 to $884.90 and the net asset value per Unit for Class Z decreased 9.2% from $1,070.96 to $972.38. For the year ended December 31, 2015, the net asset value per Unit for Class A decreased 6.3% from $966.09 to $904.95, the net asset value per Unit for Class B decreased 5.9% from $1,002.61 to $943.89, the net asset value per Unit for Class C decreased 5.4% from $1,040.49 to $984.49 and the net asset value per Unit for Class Z decreased 4.4% from $1,120.55 to $1,070.96. For the year ended December 31, 2014, the net asset value per Unit for Class A increased 7.1% from $901.98 to $966.09, the net asset value per Unit for Class B increased 7.6% from $931.43 to $1,002.61, the net asset value per Unit for Class C increased 8.2% from $961.83 to $1,040.49 and the net asset value per Unit for Class Z increased 9.3% from $1,025.61 to $1,120.55.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Units at the net asset value per Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of redemptions from the Trading Companies. For the year ended December 31, 2016, 3,231.050 limited partner Units of Class A were redeemed totaling $2,847,054, 165.664 limited partner Units of Class B were redeemed totaling $146,018, 342.530 limited partner Units of Class C were redeemed totaling $312,508 and 61.351 General Partner Units of Class Z were redeemed totaling $65,002. For the year ended December 31, 2015, 3,448.916 limited partner Units of Class A were redeemed totaling $3,223,136, 732.907 limited partner Units of Class B were redeemed totaling $715,689 and 14.181 General Partner Units of Class Z were redeemed totaling $14,990. For the year ended December 31, 2014, 4,572.219 limited partner Units of Class A were redeemed totaling $4,140,112, 580.171 limited partner Units of Class B were redeemed totaling $527,659, 352.690 limited partner Units of Class C were redeemed totaling $327,787, 51.434 limited partner Units of Class Z were redeemed totaling $57,634 and 130.514 General Partner Units of Class Z were redeemed totaling $140,070.

The Partnership continues to offer Units at the net asset value per Unit as of the end of each month. For the year ended December 31, 2016, there were no subscriptions. For the year ended December 31, 2015, there were subscriptions of 233.984 limited partner Units of Class A totaling $227,500. For the year ended December 31, 2014, there were subscriptions of 1,024.730 limited partner Units of Class A totaling $938,035.

The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses for the year ended December 31, 2016 of $833,539. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in U.S interest rates, energy, grains, livestock, softs and metals and were partially offset by gains in non-U.S. interest rates, currencies and indices.

The most significant losses were incurred within the agricultural markets during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Further losses in this sector were incurred during March from short coffee futures positions as prices were boosted by a combination of a stronger Brazilian real potentially reducing exports and concerns regarding dry weather in Colombian and Brazilian coffee growing regions. During October, losses were experienced from short wheat futures positions as prices rose amid strong U.S. export sales, speculation of increased Chinese demand, and investors covering short positions. During November, losses were incurred from long coffee futures positions as prices decreased after forecasts of South American supplies increased and the weakening relative value of the Brazilian real dampened the market’s outlook. Additional losses in the agricultural markets were recorded during December from long positions in soybean futures. In the energy complex, losses were experienced during March from short natural gas futures positions as prices rose due to larger-than-expected inventory draws and an improved demand outlook amid cooler temperatures forecasted in the U.S. During April, additional losses were incurred from short positions in crude oil and its related products as prices rose due to a weak U.S. dollar and a decline in U.S. production. Further losses were recorded in the energy complex during August and September from short positions in crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Additional losses in this sector were experienced during November from short natural gas futures positions as prices rose in the latter half of the month on forecasts of cooler weather. Within the metals complex, losses were experienced during January from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve. During May and August, further losses were incurred in this sector from long positions in precious metals futures positions as prices declined due to weakening investor demand. Additional losses were recorded in metals during September and December from short and long copper futures positions. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rates sector during January and February from long U.S. and European bond futures positions as prices increased following dovish comments released by their respective central banks and a flight-to-quality due to global growth concerns. During June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Further gains were recorded during December from short positions in U.S. fixed income futures positions as prices fell after U.S. policymakers raised their expectations for rate increases during 2017. Gains within the global stock index sector were recorded during January from short Hang Seng Index futures positions as prices fell following disappointing economic data from China. Further gains in this sector were achieved during February from short positions in Asian and European equity index futures as prices moved lower amid ongoing concerns over the Chinese economy and a bearish crude oil outlook. During November and December, additional gains were achieved in this sector from long European and U.S. equity index futures as prices rose after the European Central Bank (“ECB”) extended its quantitative easing program and strong growth during 2017.

The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses for the year ended December 31, 2015 of $481,568. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in global stock indices, agriculturals and metals, which were partially offset by trading gains in energies, currencies, and global interest rates.

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

The Partnership, through its investment in the Trading Companies, experienced a net trading gain before fees and expenses for the year ended December 31, 2014 of $1,842,733. Gains were primarily attributable to the Trading Companies’ trading of Futures Interests in global interest rates, currencies, agriculturals and energies, which were partially offset by losses in global stock indices and metals.

The most significant gains were achieved within the global interest rate sector during January, May, August, and throughout the fourth quarter from long fixed income futures positions as prices rose amid central banks globally maintaining loose monetary policies to stimulate economic growth and stem deflation. Fixed income futures found additional support during the year as geopolitical tensions increased demand for the relative “safety” of government debt. Within the currency sector, gains were achieved during May and the second half of the year from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strengthening U.S. dollar. The Bank of Japan and the ECB both focused on keeping interest rates low, while the Fed indicated higher interest rates, which benefited the Partnership’s short non-U.S. dollar currency positions. Within the agricultural sector, gains were experienced during the majority of the first half of the year from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Additional gains were achieved in this sector during the third quarter from short positions in corn, soybean, and wheat futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels. In the energy complex, gains were recorded from long positions in crude oil futures as prices rallied during the first half of June due to concern that tensions in Iraq would curtail oil exports from OPEC’s second largest oil producer. Additional gains were recorded during September through December from short positions in crude oil and its related contracts as prices moved lower as U.S. oil production advanced to record levels and after OPEC decided not to reduce crude oil production amid a global supply surplus. A portion of the Partnership’s gains during the year were partially offset by losses recorded within the global stock index sector during January from long positions in U.S., European, and Asian equity index futures as prices declined after disappointing economic growth in China and the Fed’s announcement to further taper its quantitative easing program. Additional losses were incurred during September, October, and December from long positions in U.S., European, and Asian equity index futures as prices fell as a decline in the energy complex, the Russian ruble crisis, and uncertainty in European monetary policy all fueled a general risk reduction in stocks. Within the metals sector, losses were recorded during a majority of the first half of the year and December from long and short gold futures positions as prices whipsawed following geopolitical concerns in emerging markets, Ukraine, and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets.

For further sector trading information, please refer to the Partnership’s Financial Statements for the year ended December 31, 2016, which are included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

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

Credit Risk

In addition to market risk, in entering into Futures Interests contracts, there is a credit risk to each Trading Company (and, indirectly, the Partnership) that the counterparty on a contract will not be able to meet its obligations to the Trading Company. The ultimate counterparty or guarantor of each Trading Company for Futures Interests contracts traded in the U.S., and most foreign exchanges on which the Trading Companies trade, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to a Trading Company, and Ceres and the commodity brokers will not indemnify any Trading Company (and, indirectly, the Partnership) against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.

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

Third, with respect to forward contract trading, the Trading Companies, on behalf of the Partnership, trade with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Trading Companies presently deal with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts.

For additional information, see the “Financial Instruments of the Trading Companies” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2016, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s most significant accounting policy is the valuation of its investment in the Trading Companies. The fair value of the investment in the Trading Companies is determined based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized gains/losses, of each Trading Company.

Additionally, the Trading Companies’ investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

As of December 31, 2016 and September 30, 2016, the allocations between the Trading Companies were as follows:

	Allocation	Allocation
	as of	as of
Trading Company	12/31/2016	9/30/2016

Boronia I, LLC	40.5%	38.7%
TT II, LLC	29.0%	30.6%
Aspect I, LLC	30.5%	30.7%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Trading Companies, each of which invests substantially all of its assets in the trading program of an unaffiliated Trading Advisor. The market-sensitive instruments held by the Trading Companies are acquired for speculative trading purposes, and substantially all of the respective Trading Companies’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Trading Companies’ main line of business.

The Futures Interests traded by the Trading Companies and U.S. Treasury bills held by the Trading Companies involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. These factors result in frequent changes in the fair value of the Trading Companies’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts and forward currency option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract.

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

Exchange margin requirements have been used by the Trading Companies as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

The Trading Companies’ Value at Risk in Different Market Sectors

As of December 31, 2016, Aspect I, LLC’s total capitalization was $19,475,799. The Partnership owned approximately 14.4% of Aspect I, LLC. As of December 31, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

	December 31, 2016		Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,301,999	6.69%	$2,245,930	$554,999	$1,326,573
Interest Rates	469,106	2.41	949,427	303,876	545,132
Equity	862,272	4.43	1,090,398	166,295	501,941
Commodity	612,014	3.14	1,105,657	382,159	673,799

Total	$3,245,391	16.67%

*	Annual average of daily Values at Risk.

As of December 31, 2015, Aspect I, LLC’s total capitalization was $19,472,503. The Partnership owned approximately 11.5% of Aspect I, LLC. As of December 31, 2015, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,100,415	5.65%	$1,704,974	$105,953	$912,533
Interest Rates	408,014	2.10	663,330	175,575	410,358
Equity	308,907	1.59	565,355	114,229	315,138
Commodity	1,237,294	6.35	1,464,866	424,670	788,553

Total	$3,054,630	15.69%

*	Annual average of daily Values at Risk.

As of December 31, 2016, TT II, LLC’s total capitalization was $295,760,029. The Partnership owned approximately 0.9% of TT II, LLC. As of December 31, 2016, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	December 31, 2016		Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$30,344,497	10.26%	$50,104,729	$17,023,450	$28,229,714
Interest Rates	9,256,952	3.13	21,306,547	5,311,100	15,177,964
Equity	15,366,066	5.20	21,019,148	4,492,623	12,634,603
Commodity	12,800,558	4.33	28,363,248	6,504,258	13,330,429

Total	$67,768,073	22.92%

*	Annual average of daily Values at Risk.

As of December 31, 2015, TT II, LLC’s total capitalization was $375,060,725. The Partnership owned approximately 0.7% of TT II, LLC. As of December 31, 2015, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$17,915,751	4.78%	$35,884,544	$13,251,842	$24,581,868
Interest Rates	17,445,942	4.65	25,662,037	5,903,989	14,143,966
Equity	10,076,385	2.69	25,283,167	3,545,123	14,851,447
Commodity	29,016,995	7.73	41,055,823	14,729,129	25,723,265

Total	$74,455,073	19.85%

*	Annual average of daily Values at Risk.

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 8.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	December 31, 2016		Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of daily Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 4.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,810,883	7.82%	$9,670,214	$2,053,234	$5,191,005
Interest Rates	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.65%

*	Annual average of daily Values at Risk.

As of July 31, 2016, the Partnership fully redeemed its investment in Augustus I, LLC. As of December 31, 2015, Augustus I, LLC’s total capitalization was $12,787,498. The Partnership owned approximately 23.2% of Augustus I, LLC. As of December 31, 2015, Augustus I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to GAM for trading) was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,122,046	8.77%	$1,911,152	$650,524	$1,110,641
Interest Rates	137,350	1.08	162,105	70,310	114,456

Total	$1,259,396	9.85%

*	Annual average of daily Values at Risk.

As of January 31, 2016, the Partnership fully redeemed its investment in BHM I, LLC. As of December 31, 2015, BHM I, LLC’s total capitalization was $78,671,908. The Partnership owned approximately 0.3% of BHM I, LLC. As of December 31, 2015, BHM I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$363,989	0.46%	$4,636,011	$194,711	$1,030,885
Interest Rates	11,825	0.02	1,399,215	-	162,482
Equity	294,019	0.37	1,990,777	53,641	565,750
Commodity	6,369,443	8.10	43,569,935	5,462,314	19,190,910

Total	$7,039,276	8.95%

*	Annual average of daily Values at Risk.

As of June 30, 2016, the Partnership fully redeemed its investment in Altis I, LLC. As of December 31, 2015, Altis I, LLC’s total capitalization was $17,284,540. The Partnership owned approximately 11.6% of Altis I, LLC. As of December 31, 2015, Altis I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

	December 31, 2015		Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,403,409	8.12%	$1,528,556	$272,571	$901,181
Interest Rates	407,826	2.36	860,830	86,769	454,235
Equity	485,111	2.81	1,106,599	160,152	620,882
Commodity	1,891,809	10.94	2,221,803	1,245,413	1,662,203

Total	$4,188,155	24.23%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the VIX Market Volatility (U.S.), VSTOXX Volatility (Europe), FTSE 100 (United Kingdom), MIB (Italy), and Dow Jones Industrials 30 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia.

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, silver, copper, nickel, and zinc.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, the soybean complex, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cotton, cocoa, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2016 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(244,340)	$(772,583)	$(52,243)	$235,627
Net expenses	(76,790)	(90,915)	(96,437)	(110,827)

Net income (loss)	$(321,130)	$(863,498)	$(148,680)	$124,800

Net income (loss) per Unit by Class:
A	$(27.08)	$(69.07)	$(10.49)	$6.92

B	$(27.29)	$(71.11)	$(9.77)	$8.41

C	$(27.45)	$(73.18)	$(8.97)	$10.01

Z	$(27.64)	$(77.44)	$(7.09)	$13.59

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$349,418	$888,835	$(2,236,141)	$516,320
Net expenses	(123,724)	(125,907)	(143,282)	(151,353)

Net income (loss)	$225,694	$762,928	$(2,379,423)	$364,967

Net income (loss) per Unit by Class:
A	$7.29	$43.15	$(130.50)	$18.92

B	$8.76	$46.05	$(134.44)	$20.91

C	$10.36	$49.10	$(138.48)	$23.02

Z	$13.91	$55.75	$(146.89)	$27.64

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

The Annual Report for the year ended December 31, 2016, filed as Exhibit 13.01 hereto includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective January 1, 2017, the monthly management fee paid by TT II, LLC to Transtrend was reduced to 1/12th of 0.85% (a 0.85% annual rate) of the net assets as of the first day of each month.

Effective February 27, 2017, TT II, LLC changed its name from Morgan Stanley Smith Barney TT II, LLC to CMF TT II, LLC.

Effective February 27, 2017, Boronia I, LLC changed its name from Morgan Stanley Smith Barney Boronia I, LLC to CMF Boronia I, LLC.

Effective February 27, 2017, Aspect I, LLC changed its name from Morgan Stanley Smith Barney Aspect I, LLC to CMF Aspect I, LLC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in

December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the business affairs of the Partnership. The Partnership pays Ceres a monthly General Partner fee equal to 1/12th of 1.0% (a 1.0% annual rate) and a monthly administrative fee equal to 1/12th of 0.40% (a 0.40% annual rate) of the net asset value of each Class of Units at the beginning of each month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. – At February 28, 2017, there were no persons known to be beneficial owners of more than 5 percent of the outstanding Units of the Partnership.

(b) Security Ownership of Management. - Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	100.260	84.9%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Service

Ceres on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the Partnership administrative fee it pays, as discussed in the Notes to Financial Statements, which are included in “Item 8. Financial Statements and Supplementary Data.” of this Form 10-K.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016     $63,400

2015     $82,900

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable

(6) Not applicable

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2016, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-             Report of Deloitte & Touche LLP, independent registered public accounting firm.

-             Statements of Financial Condition as of December 31, 2016 and 2015.

-             Schedules of Investments as of December 31, 2016 and 2015.

-             Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

-             Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

-             Notes to Financial Statements

Additionally, Financial Statements of the Trading Companies required by Regulation S-X are filed as Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and 99.6.

2. Listing of Financial Statement Schedules

None.

3. Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITAGE FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.

EXHIBITS

ITEM

3.1!	Certificate of Limited Partnership of the Registrant, dated February 22, 2007.

3.2+	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of June 1, 2009.

3.3†	Certificate of Amendment of Certificate of Limited Partnership of the Registrant, dated as of October 1, 2009.

3.4!!	Fifth Amended and Restated Limited Partnership Agreement of the Registrant, dated as of January 1, 2016.

10.1!	Form of Operating Agreement for the Trading Companies.

10.2††	Advisory Agreement among Morgan Stanley Managed Futures Aspect I, LLC, the General Partner and Aspect Capital Limited, dated April 30, 2007.

10.3††	Advisory Agreement among Morgan Stanley Managed Futures Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated April 30, 2007.

10.4††	Amendment No. 1 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated March 1, 2012.

10.5††	Amendment No. 2 to the Advisory Agreement among Morgan Stanley Smith Barney Kaiser I, LLC, the General Partner and Kaiser Trading Group Pty. Ltd., dated January 1, 2013.

10.6&	Amended and Restated Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., effective as of November 1, 2015.

10.7&&	Amendment No. 1 to the Amended and Restated Advisory Agreement, among Morgan Stanley Smith Barney TT II, LLC, the General Partner and Transtrend B.V., effective as of January 1, 2017.

10.8††	Advisory Agreement among Morgan Stanley Managed Futures WCM I, LLC, the General Partner and Winton Capital Management Limited, dated April 30, 2007.

10.9$	Amendment to the Advisory Agreement dated January 1, 2012, by and among Ceres Managed Futures LLC, Morgan Stanley Smith Barney WNT I, LLC and Winton Capital Management Limited.

10.10††	Advisory Agreement among Morgan Stanley Managed Futures Altis I, LLC, Demeter Management Corporation and Altis Partners (Jersey) Limited, dated April 30, 2007.

10.11$	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC and Blenheim Capital Management, L.L.C.

10.12††	Advisory Agreement among Morgan Stanley Managed Futures GMF I, LLC, Demeter Management Corporation and Grinham Managed Futures Pty. Ltd, dated April 1, 2008.

10.13••	Amendment No. 1 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney Boronia I, LLC and Boronia Capital Pty. Ltd., dated January 4, 2013.

10.14#	Amendment No. 2 to the Advisory Agreement among the General Partner, Morgan Stanley Smith Barney, Boronia I, LLC and Boronia Capital Pty Ltd., dated as of January 1, 2015.

10.15*++	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures Rotella I, LLC, Demeter Management LLC and Rotella Capital Management, Inc., dated July 1, 2009.

10.16!	Form of Subscription and Exchange Agreement and Power of Attorney.

10.17!	Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto, and the General Partner, dated as of November 28, 2007.

10.18!	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.

10.19!	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.

10.20!	Escrow Agreement by and among The Bank of New York, the General Partner and the entities listed on Annex A thereto, dated July 25, 2007.

10.21!	Amended and Restated Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto, dated as of November 12, 2013.

10.22‡‡!	Rider to Customer Agreement between Morgan Stanley & Co. Incorporated and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.23!

Amendment to Foreign Exchange and Options Master Agreement by and among Morgan Stanley & Co. Incorporated, the Trading Companies listed on Exhibit I thereto and the General Partner, dated March 26, 2008.

10.24!	Rider to Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto dated March 26, 2008.

10.25$$	Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

10.26!	Rider to Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited and the Trading Companies listed on Schedule A thereto, dated March 26, 2008.

10.27*‡	Advisory Agreement among Morgan Stanley Smith Barney Augustus I, LLC, the General Partner and Augustus Asset Managers Limited, dated September 28, 2009.

10.28$$$$

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

10.29$$$

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto.

10.30##	U. S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership.

13.01	December 31, 2016, Managed Futures Multi-Strategy Profile Series Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	CMF Aspect I, LLC (formerly, Morgan Stanley Smith Barney Aspect I, LLC) Financial Statements.

99.2	CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) Financial Statements.

99.3	Morgan Stanley Smith Barney Altis I, LLC (Trading Company in Liquidation) Financial Statements.

99.4	CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) Financial Statements.

99.5	Morgan Stanley Smith Barney BHM I, LLC (Trading Company in Liquidation) Financial Statements.

99.6	Morgan Stanley Smith Barney Augustus I, LLC (Trading Company in Liquidation) Financial Statements.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Document

101.LAB^	XBRL Taxonomy Extension Label Document

101.PRE^	XBRL Taxonomy Extension Presentation Document

!	Incorporated herein by reference from the Registrant’s Form 10 filed on August 8, 2008.

+	Incorporated herein by reference from the Registrant’s Form 8-K, filed on June 5, 2009.

†	Incorporated herein by reference from the Registrant’s Form 8-K, filed on October 1, 2009.

‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 16, 2009.

++	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 15, 2011.

!!	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2012.

††	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 27, 2013.

‡‡	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 14, 2013.

$	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 28, 2014.

..	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on May 14, 2014.

#	Incorporated herein by reference from the Registrant’s Form 10-K, filed on March 30, 2015.

$$	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on August 14, 2014.

##	Incorporated herein by reference from the Registrant’s Form 8-K, filed on November 4, 2015.

&	Incorporated herein by reference from the Registrant’s Form 10-Q, filed on November 13, 2014.

&&	Incorporated herein by reference from the Registrant’s Form 8-K, filed on February 27, 2017.

$$$	Incorporated herein by reference from the Registrant’s Form 8-K, filed on August 6, 2015.

$$$$	Incorporated herein by reference from the Registrant’s Form 8-K, filed on March 8, 2016.

*	Confidential treatment has been granted with respect to the omitted portions of this exhibit.

^ Submitted electronically herewith.