Form 10-Q
period 2017-09-30
Meritage Futures Fund L.P.
filed 2017-11-13
CIK 1428042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes        No X

As of October 31, 2017, 6,851.118 Limited Partnership Class A Units were outstanding, 248.587 Limited Partnership Class B Units were outstanding, 428.256 Limited Partnership Class C Units were outstanding and 17.770 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Meritage Futures Fund L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in the Trading Companies, at fair value (cost $6,620,181 and $9,478,479 at September 30, 2017 and December 31, 2016, respectively)	$5,395,720	$9,162,434
Expense reimbursement	79	80
Cash at bank	1,364	1,227

Total assets	$5,397,163	$9,163,741

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$-	$10,000
Redemptions payable to Limited Partners	-	211,305

Total liabilities	-	221,305

Partners’ Capital:
General Partner, Class Z, 89.014 and 100.260 Units outstanding at September 30, 2017 and December 31, 2016, respectively	74,546	97,491
Limited Partners, Class A, 7,035.411 and 9,458.759 Units outstanding at September 30, 2017 and December 31, 2016, respectively	4,805,165	7,616,449
Limited Partners, Class B, 248.587 and 985.930 Units outstanding at September 30, 2017 and December 31, 2016, respectively	178,669	832,255
Limited Partners, Class C, 428.256 Units outstanding at September 30, 2017 and December 31, 2016	323,902	378,962
Limited Partners, Class Z, 17.770 Units outstanding at September 30, 2017 and December 31, 2016	14,881	17,279

Total partners’ capital (net asset value)	5,397,163	8,942,436

Total liabilities and partners’ capital	$5,397,163	$9,163,741

Net asset value per Unit:
Class A	$683.00	$805.23

Class B	$718.74	$844.13

Class C	$756.33	$884.90

Class Z	$837.46	$972.38

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Schedule of Investments

September 30, 2017

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in the Trading Companies
CMF Aspect I, LLC	$1,804,545	33.43%
CMF Boronia I, LLC	1,835,974	34.02
CMF TT II, LLC	1,755,201	32.52

Total Investment in the Trading Companies (cost of $6,620,181)	$5,395,720	99.97%

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

Meritage Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expenses:
Ongoing placement agent fees	$28,285	$51,890	$101,553	$170,562
General Partner fees	14,906	27,914	53,721	91,344
Administrative fees	5,963	11,166	21,489	36,537
Other fees	196	197	590	592

Total expenses	49,350	91,167	177,353	299,035
Expense reimbursements	(240)	(252)	(726)	(856)

Net expenses	49,110	90,915	176,627	298,179

Net investment loss	(49,110)	(90,915)	(176,627)	(298,179)

Trading Results:
Net gains (losses) on investment in the Trading Companies:
Net realized gains (losses) on investment in the Trading Companies	(76,172)	(294,037)	(106,916)	(184,254)
Net change in unrealized gains (losses) on investment in the Trading Companies	(34,644)	(478,546)	(908,416)	(404,945)

Total trading results	(110,816)	(772,583)	(1,015,332)	(589,199)

Net income (loss)	$(159,926)	$(863,498)	$(1,191,959)	$(887,378)

Net income (loss) allocation by Class:
Class A	$(143,212)	$(717,274)	$(1,042,031)	$(745,478)

Class B	$(5,276)	$(78,331)	$(79,525)	$(77,502)

Class C	$(9,144)	$(56,407)	$(55,060)	$(55,606)

Class Z	$(2,294)	$(11,486)	$(15,343)	$(8,792)

Net income (loss) per Unit*:
Class A	$(21.05)	$(69.07)	$(122.23)	$(72.64)

Class B	$(21.22)	$(71.11)	$(125.39)	$(72.47)

Class C	$(21.35)	$(73.18)	$(128.57)	$(72.14)

Class Z	$(21.48)	$(77.44)	$(134.92)	$(70.94)

Weighted average number of Units outstanding:
Class A	7,574.954	10,398.673	8,399.458	11,298.823

Class B	248.587	1,101.594	583.287	1,112.705

Class C	428.256	770.786	428.256	770.786

Class Z	106.784	148.314	113.032	155.218

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Meritage Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A	Class B	Class C	Class Z	Total
Partners’ Capital, December 31, 2016	$7,616,449	$832,255	$378,962	$114,770	$8,942,436
Redemptions - General Partner	-	-	-	(10,000)	(10,000)
Redemptions - Limited Partners	(1,769,253)	(574,061)	-	-	(2,343,314)
Net income (loss)	(1,042,031)	(79,525)	(55,060)	(15,343)	(1,191,959)

Partners’ Capital, September 30, 2017	$4,805,165	$178,669	$323,902	$89,427	$5,397,163

Partners’ Capital, December 31, 2015	$11,483,604	$1,086,979	$758,833	$192,110	$13,521,526
Redemptions - General Partner	-	-	-	(55,002)	(55,002)
Redemptions - Limited Partners	(2,379,777)	(49,526)	(312,508)	-	(2,741,811)
Net income (loss)	(745,478)	(77,502)	(55,606)	(8,792)	(887,378)

Partners’ Capital, September 30, 2016	$8,358,349	$959,951	$390,719	$128,316	$9,837,335

	Class A	Class B	Class C	Class Z
Ending Units, December 31, 2016	9,458.759	985.930	428.256	118.030
Redemptions - General Partner	-	-	-	(11.246)
Redemptions - Limited Partners	(2,423.348)	(737.343)	-	-

Ending Units, September 30, 2017	7,035.411	248.587	428.256	106.784

Ending Units, December 31, 2015	12,689.809	1,151.594	770.786	179.381
Redemptions - General Partner	-	-	-	(51.067)
Redemptions - Limited Partners	(2,647.444)	(50.000)	(342.530)	-

Ending Units, September 30, 2016	10,042.365	1,101.594	428.256	128.314

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

Morgan Stanley & Co. LLC (“MS&Co.”) acts as each Trading Company’s clearing commodity broker. Each Trading Company’s over-the-counter (“OTC”) foreign exchange spot, option and forward contract counterparty is MS&Co., to the extent that a Trading Company trades such contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSD Holdings. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. JPMorgan Chase Bank, N.A (“JPMorgan”) may also act as a foreign exchange forward or swap counterparty for CMF TT II, LLC (formerly, Morgan Stanley Smith Barney TT II, LLC) (“TT II, LLC”). The Partnership and the Trading Companies also deposit a portion of their cash in non-trading accounts at JPMorgan.

As of September 30, 2017, all trading decisions were made for the Partnership by Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”) and Transtrend B.V. (“Transtrend”), each of which is a Trading Advisor.

As of September 30, 2017, the Trading Companies consisted of CMF Aspect I, LLC (formerly, Morgan Stanley Smith Barney Aspect I, LLC) (“Aspect I, LLC”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”) and TT II, LLC.

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

Effective as of the close of business on January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim. References herein to the Trading Company or the Trading Companies may also include, as relevant, BHM I, LLC.

Ceres may reallocate the Partnership’s assets to the different Trading Companies at its sole discretion.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Units of limited partnership interest (“Units”) of the Partnership are offered in two classes in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). Depending on the aggregate amount invested in the Partnership, limited partners receive class A or D Units in the Partnership (each, a “Class” and collectively, the “Classes”). Certain limited partners who are not subject to the ongoing placement agent fee are deemed to hold Class Z Units. Ceres received Class Z Units with respect to its investment in the Partnership. As of September 30, 2017 and December 31, 2016, there were no Class D Units outstanding. Class B and Class C Units are no longer being offered to new investors, but will continue to be offered to existing Class B and Class C investors.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Trading Companies is reflected as net change in unrealized gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses. Contributions to and withdrawals from the Trading Companies are recorded on the effective date. The Partnership records a realized gain or loss on its investment in the Trading Companies as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the first-in, first-out method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses. As of September 30, 2017 and December 31, 2016, the Partnership’s total cash balance was $1,364 and $1,227, respectively.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and Trading Companies investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership’s investment in the Trading Companies is stated at fair value, which is based on (1) the Partnership’s net contribution to each Trading Company and (2) the Partnership’s allocated share of the undistributed profits and

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

losses, including realized gains/losses and net change in unrealized gains/losses, of each Trading Company. ASC 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investment in the Trading Companies on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies,” as of the Partnership’s reporting date. The net assets of each Trading Company are equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and the fair value of all open Futures Interests and other assets) less all liabilities of the Trading Company (including, but not limited to, management fees, incentive fees and other expenses), determined in accordance with GAAP.

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

Trading Company Cash. The Trading Companies’ cash available for trading in Futures Interests is on deposit in commodity brokerage accounts with MS&Co. and will be maintained in cash, U.S. Treasury bills, money market mutual funds and/or other permitted investments and segregated as customer funds, to the extent required by CFTC regulations. From time to time, a portion of the Trading Companies’ excess cash (the Trading Companies’ assets not used for Futures Interests trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the Trading Manager from time to time. The Trading Companies will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. pays each Trading Company interest income on 100% of its average daily equity maintained in cash in the respective Trading Company’s accounts during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to each Trading Company on Futures Interests that have not been received. MS&Co. and Ceres will retain any excess interest not paid by MS&Co. to the Trading Companies on such uninvested cash. Any interest earned on collateral deposited by a Trading Company and held by a non-affiliated foreign exchange counterparty will be retained by the Trading Company. The Partnership will receive its allocable portion of such interest from the Trading Company.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Class of Units for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017
	Class A			Class B			Class C			Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(15.05)			$(15.84)			$(16.67)			$(18.47)
Net investment loss	(6.00)			(5.38)			(4.68)			(3.01)

Increase (decrease) for the period	(21.05)			(21.22)			(21.35)			(21.48)
Net asset value per Unit, beginning of period	704.05			739.96			777.68			858.94

Net asset value per Unit, end of period	$683.00			$718.74			$756.33			$837.46

	Three Months Ended September 30, 2017
	Class A			Class B			Class C			Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%			(2.9)%			(2.4)%			(1.4)%

Partnership expenses before expense reimbursements	3.5%			2.9%			2.4%			1.4%
Expense reimbursements	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**

Partnership expenses after expense reimbursements	3.5%			2.9%			2.4%			1.4%

Total return	(3.0)%			(2.9)%			(2.7)%			(2.5)%

	Nine Months Ended September 30, 2017
	Class A			Class B			Class C			Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(103.28)			$(108.14)			$(113.87)			$(125.47)
Net investment loss	(18.95)			(17.25)			(14.70)			(9.45)

Increase (decrease) for the period	(122.23)			(125.39)			(128.57)			(134.92)
Net asset value per Unit, beginning of period	805.23			844.13			884.90			972.38

Net asset value per Unit, end of period	$683.00			$718.74			$756.33			$837.46

	Nine Months Ended September 30, 2017
	Class A			Class B			Class C			Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%			(3.1)%			(2.4)%			(1.4)%

Partnership expenses before expense reimbursements	3.5%			3.1%			2.4%			1.4%
Expense reimbursements	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**

Partnership expenses after expense reimbursements	3.5%			3.1%			2.4%			1.4%

Total return	(15.2)%			(14.9)%			(14.5)%			(13.9)%

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30, 2016
	Class A			Class B			Class C			Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(61.52)			$(64.38)			$(67.36)			$(73.72)
Net investment loss	(7.55)			(6.73)			(5.82)			(3.72)

Increase (decrease) for the period	(69.07)			(71.11)			(73.18)			(77.44)
Net asset value per Unit, beginning of period	901.38			942.53			985.53			1,077.46

Net asset value per Unit, end of period	$832.31			$871.42			$912.35			$1,000.02

	Three Months Ended September 30, 2016
	Class A			Class B			Class C			Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%			(2.9)%			(2.7)%			(1.5)%

Partnership expenses before expense reimbursements	3.5%			2.9%			2.7%			1.5%
Expense reimbursements	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**

Partnership expenses after expense reimbursements	3.5%			2.9%			2.7%			1.5%

Total return	(7.7)%			(7.5)%			(7.4)%			(7.2)%

	Nine Months Ended September 30, 2016
	Class A			Class B			Class C			Class Z
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(49.63)			$(51.99)			$(54.44)			$(59.66)
Net investment loss	(23.01)			(20.48)			(17.70)			(11.28)

Increase (decrease) for the period	(72.64)			(72.47)			(72.14)			(70.94)
Net asset value per Unit, beginning of period	904.95			943.89			984.49			1,070.96

Net asset value per Unit, end of period	$832.31			$871.42			$912.35			$1,000.02

	Nine Months Ended September 30, 2016
	Class A			Class B			Class C			Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss	(3.5)%			(2.9)%			(2.5)%			(1.4)%

Partnership expenses before expense reimbursements	3.5%			2.9%			2.5%			1.4%
Expense reimbursements	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**	(0.0)%	*	**

Partnership expenses after expense reimbursements	3.5%			2.9%			2.5%			1.4%

Total return	(8.0)%			(7.7)%			(7.3)%			(6.6)%

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

As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Trading Companies’ investments were classified as either Level 1 or Level 2 and the Trading Companies did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Trading Advisors and the Trading Companies:

At September 30, 2017, the Partnership owned approximately 13.9% of Aspect I, LLC, 7.1% of Boronia I, LLC and 0.8% of TT II, LLC. At December 31, 2016, the Partnership owned approximately 14.4% of Aspect I, LLC, 8.0% of Boronia I, LLC and 0.9% of TT II, LLC.

The performance of the Partnership is directly affected by the performance of the Trading Companies.

The tables below represent summarized results of operations of the Trading Companies that the Partnership invested in for the three and nine months ended September 30, 2017 and 2016, respectively.

For the three months ended September 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)
Aspect I, LLC	$(35,369)	$165,823	$130,454
Boronia I, LLC	(289,867)	(1,232,433)	(1,522,300)
TT II, LLC	(416,574)	(2,731,879)	(3,148,453)

For the nine months ended September 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)
Aspect I, LLC	$(147,978)	$(760,636)	$(908,614)
Boronia I, LLC	(1,068,119)	(6,266,687)	(7,334,806)
TT II, LLC	(1,837,311)	(32,344,271)	(34,181,582)

For the three months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)
Aspect I, LLC	$(105,978)	$(310,666)	$(416,644)
Boronia I, LLC	(601,850)	(7,110,962)	(7,712,812)
TT II, LLC	(1,119,494)	(1,308,799)	(2,428,293)
Augustus I, LLC (a)	(16,108)	(229,270)	(245,378)

For the nine months ended September 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)
Aspect I, LLC	$(321,910)	$(236,859)	$(558,769)
Boronia I, LLC	(2,375,665)	4,386,573	2,010,908
TT II, LLC	(5,657,306)	41,160,835	35,503,529
Augustus I, LLC (b)	(124,391)	(907,789)	(1,032,180)
Altis I, LLC (c)	(171,789)	(2,453,952)	(2,625,741)
BHM I, LLC (d)	(170,710)	(6,343,252)	(6,513,962)

(a)	From July 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.
(b)	From January 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.
(c)	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.
(d)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro-rata share of the results of operations of, the Trading Companies is shown in the following tables.

	September 30, 2017			For the Three Months Ended September 30, 2017
	% of Partners’ Capital				Expenses
			Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	33.43	%	$1,804,545	$19,635	$7,408	$-	$1,728	Commodity Portfolio	Monthly
Boronia I, LLC	34.02	%	1,835,974	(111,001)	7,506	-	1,751	Commodity Portfolio	Monthly
TT II, LLC	32.52	%	1,755,201	(19,450)	4,182	-	1,722	Commodity Portfolio	Monthly

	September 30, 2017			For the Nine Months Ended September 30, 2017
	% of Partners’ Capital				Expenses
			Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	33.43	%	$1,804,545	$(134,261)	$26,048	$-	$6,077	Commodity Portfolio	Monthly
Boronia I, LLC	34.02	%	1,835,974	(591,909)	29,277	-	6,830	Commodity Portfolio	Monthly
TT II, LLC	32.52	%	1,755,201	(289,162)	14,179	148	5,838	Commodity Portfolio	Monthly

	December 31, 2016			For the Three Months Ended September 30, 2016
	% of Partners’ Capital				Expenses
			Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	31.27	%	$2,796,654	$(55,137)	$12,317	$-	$2,874	Commodity Portfolio	Monthly
Boronia I, LLC	41.50	%	3,710,816	(601,317)	15,247	-	3,557	Commodity Portfolio	Monthly
TT II, LLC	29.69	%	2,654,964	(61,652)	7,488	43	2,621	Commodity Portfolio	Monthly
Augustus I, LLC (a)	-	%	-	(54,477)	2,958	-	690	Commodity Portfolio	Monthly

	December 31, 2016			For the Nine Months Ended September 30, 2016
	% of Partners’ Capital				Expenses
			Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees	Investment Objective	Redemptions Permitted
Aspect I, LLC	31.27	%	$2,796,654	$(71,964)	$28,737	$7,038	$6,706	Commodity Portfolio	Monthly
Boronia I, LLC	41.50	%	3,710,816	(106,179)	40,206	33,537	9,381	Commodity Portfolio	Monthly
TT II, LLC	29.69	%	2,654,964	160,255	18,980	46,302	6,645	Commodity Portfolio	Monthly
Augustus I, LLC (b)	-	%	-	(232,040)	22,851	-	5,332	Commodity Portfolio	Monthly
Altis I, LLC (c)	-	%	-	(318,182)	13,388	-	3,749	Commodity Portfolio	Monthly
BHM I, LLC (d)	-	%	-	(21,089)	402	-	71	Commodity Portfolio	Monthly

(a)	From July 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.
(b)	From January 1, 2016 through July 31, 2016, the date the Partnership fully redeemed its interest in Augustus I, LLC.
(c)	From January 1, 2016 through June 30, 2016, the date the Partnership fully redeemed its interest in Altis I, LLC.
(d)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Meritage Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Companies, expense reimbursement and cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Companies. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 39.65% from $8,942,436 to $5,397,163. This decrease was attributable to redemptions of 2,423.348 limited partner Class A Units totaling $1,769,253, 737.343 limited partner Class B Units totaling $574,061, and 11.246 General Partner Class Z Units totaling $10,000, coupled with a net loss of $1,191,959. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on investment in the Trading Companies and net change in unrealized trading gains (losses) on investment in the Trading Companies in the Statements of Income and Expenses.

The General Partner estimates that at any given time approximately 9.0% to 35.5% of the Partnership’s contracts held indirectly through its investment in the Trading Companies are traded OTC.

Results of Operations

General. The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets. The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017 and 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

As of September 30, 2017 and June 30, 2017, the allocations between the Trading Companies were as follows:

Trading Company	Allocation as of 9/30/2017	Allocation as of 6/30/2017
Aspect I, LLC	33.4%	32.9%
Boronia I, LLC	34.0%	35.8%
TT II, LLC	32.5%	31.3%

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

During the Partnership’s third quarter of 2017, the net asset value per Unit for Class A decreased 3.0% from $704.05 to $683.00 as compared to a decrease of 7.7% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class B decreased 2.9% from $739.96 to $718.74 as compared to a decrease of 7.5% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class C decreased 2.7% from $777.68 to $756.33 as compared to a decrease of 7.4% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class Z decreased 2.5% from $858.94 to $837.46 as compared to a decrease of 7.2% in the third quarter of 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the third quarter of 2017 of $110,816. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in currencies, U.S and non-U.S. interest rates, grains, softs and livestock and were partially offset by gains in energy, metals and indices. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $772,583. Losses were primarily attributable to the Trading Companies’ trading of commodity futures in currencies, U.S. interest rates, energy, grains and metals, and were partially offset by gains in non-U.S. interest rates, livestock, softs and indices.

The most significant losses were incurred within the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses in this sector during July were experienced from short futures positions in coffee, sugar, and cocoa. Within the global interest rate sector, losses were recorded primarily during September from long positions in European and U.S. fixed income futures as prices decreased after geopolitical concerns eased and as major central banks grew increasingly hawkish. Within the currency sector, losses were recorded primarily during September from long positions in the New Zealand and Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar increased after the U.S. Federal Reserve confirmed plans to unwind its quantitative easing program. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index markets during July and September from long positions in U.S., Asian, and European equity index futures as prices were buoyed by growing confidence in the strength of the global economy. Within the metals complex, gains were recorded during July and August from long positions in copper futures as prices climbed higher amid a recovery in Chinese demand and mining labor disputes. Within the energy complex, gains were recorded during July and September from long futures positions in crude oil and oil distillates as prices increased due to signs that a global crude glut is starting to wane, potential supply disruptions in the Middle East, and U.S. refinery shutdowns as a result of Hurricane Harvey.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class A decreased 15.2% from $805.23 to $683.00 as compared to a decrease of 8.0% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class B decreased 14.9% from $844.13 to $718.74 as compared to a decrease of 7.7% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class C decreased 14.5% from $884.90 to $756.33 as compared to a decrease of

7.3% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class Z decreased 13.9% from $972.38 to $837.46 as compared to a decrease of 6.6% during the nine months ended September 30, 2016. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $1,015,332. Losses were primarily attributable to the Trading Companies’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in livestock and indices. The Partnership, through its investment in the Trading Companies, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $589,199. Losses were primarily attributable to the Trading Companies’ trading in currencies, energy, U.S. interest rates, livestock, metals, softs and indices and were partially offset by trading gains in non-U.S. interest rates and grains.

The most significant losses were incurred within the global interest rate markets during January, March, June, and September from long positions in European and U.S. fixed income futures as prices declined amid hawkish sentiment from central banks across developed markets. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices fell due to growing global stockpiles fueled by increasing U.S. oil output. Further losses within the oil market were recorded throughout the second quarter from long and short futures positions in oil related futures products as prices whipsawed amid speculation of global demand and whether or not OPEC would continue to curb oil production. Additional losses within the energy complex were experienced primarily during January and May from positions in natural gas futures. Within the agricultural markets, losses were incurred during January and February from short positions in corn and wheat futures as prices rose following concern of floods in Argentina and an improved outlook with global demand. Further losses were recorded in this sector during the May through July from short grain futures positions as prices gyrated amid varying reports of planting projections and concerns adverse weather may damage crop yields. Additional losses in this sector during July were experienced from short futures positions in coffee, sugar, and cocoa. Within the currency markets, losses were recorded primarily during January and March from short positions in the euro, British pound, Swiss franc, and Japanese yen versus the U.S. dollar as the relative value of the dollar depreciated following comments from the U.S. Federal Reserve which caused investors to revise expectations for further interest rate hikes in 2017. Additional losses were recorded within this sector during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced following stronger-than-expected economic data and a calming of political concerns after the first round of the French Presidential elections. During September, losses were recorded from long positions in the New Zealand and Australian dollar. In the metals complex, losses were incurred from March through June from long and short precious metals futures positions as prices fluctuated due to shifting opinions concerning U.S. interest rate policy, global risks, and value of the U.S. dollar. Further losses in the metals were experienced during September from long positions in copper futures as prices reversed lower amid signs of weakness in China’s economy and concern that copper’s previous run up in price may have been overextended. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains achieved within the global stock index sector from long positions in U.S., European, and Asian equity index futures as prices rallied January through May, July, and September amid positive economic data within all three regions and a renewed bullishness relating to potential global economic growth.

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

The Partnership’s and the Trading Companies’ past performance are no guarantee of their future results. Any attempt to numerically quantify the Trading Companies’ market risk is limited by the uncertainty of their speculative trading. The Trading Companies’ speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Trading Companies’ experiences to date as discussed under “The Trading Companies’ Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed below.

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

The Trading Companies’ Value at Risk in Different Market Sectors

As of September 30, 2017, Aspect I, LLC’s total capitalization was $12,956,523. The Partnership owned approximately 13.9% of Aspect I, LLC. As of September 30, 2017, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,980	0.02%	$1,928,601	$1,980	$ 340,387
Interest Rates	351,271	2.71	641,534	185,578	411,091
Equity	754,738	5.83	754,738	541,834	636,996
Commodity	659,617	5.09	762,150	577,142	668,985

Total	$1,767,606	13.65%

*	Average of daily Values at Risk.

As of December 31, 2016, Aspect I, LLC’s total capitalization was $19,475,799. The Partnership owned approximately 14.4% of Aspect I, LLC. As of December 31, 2016, Aspect I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,301,999	6.69%	$2,245,930	$554,999	$ 1,326,573
Interest Rates	469,106	2.41	949,427	303,876	545,132
Equity	862,272	4.43	1,090,398	166,295	501,941
Commodity	612,014	3.14	1,105,657	382,159	673,799

Total	$3,245,391	16.67%

*	Annual average of daily Values at Risk.

As of September 30, 2017, Boronia I, LLC’s total capitalization was $25,799,787. The Partnership owned approximately 7.1% of Boronia I, LLC. As of September 30, 2017, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,136,796	4.41%	$3,090,151	$1,063,801	$ 1,749,035
Interest Rates	818,756	3.17	1,816,420	334,568	747,952
Equity	1,479,986	5.74	4,717,121	909,043	1,788,685
Commodity	654,818	2.54	1,729,198	633,565	1,029,851

Total	$4,090,356	15.86%

*	Average of daily Values at Risk.

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 8.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$ 2,730,285
Interest Rates	988,120	2.13	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of daily Values at Risk.

As of September 30, 2017, TT II, LLC’s total capitalization was $212,471,049. The Partnership owned approximately 0.8% of TT II, LLC. As of September 30, 2017, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$14,550,693	6.85%	$21,374,112	$14,550,693	$ 18,350,755
Interest Rates	14,152,952	6.66	18,335,424	4,970,838	11,549,296
Equity	16,332,844	7.69	16,681,734	9,893,398	12,983,948
Commodity	12,782,843	6.02	16,057,738	8,925,933	12,995,700

Total	$57,819,332	27.22%

*	Average of daily Values at Risk.

As of December 31, 2016, TT II, LLC’s total capitalization was $295,760,029. The Partnership owned approximately 0.9% of TT II, LLC. As of December 31, 2016, TT II, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Transtrend for trading) was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$30,344,497	10.26%	$50,104,729	$17,023,450	$ 28,229,714
Interest Rates	9,256,952	3.13	21,306,547	5,311,100	15,177,964
Equity	15,366,066	5.20	21,019,148	4,492,623	12,634,603
Commodity	12,800,558	4.33	28,363,248	6,504,258	13,330,429

Total	$67,768,073	22.92%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Units of the Partnership are sold to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share Classes to the limited partners from inception through September 30, 2017 was $89,402,151. Since inception, the Partnership has received $570,000 in consideration from the sale of Units to Ceres.

Proceeds of the net offering were used for the trading of Futures Interests including futures, option, forward and swap contracts.

The following charts set forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
Class A
July 1, 2017 - July 31, 2017	374.723	$703.50	N/A	N/A
August 1, 2017 - August 31, 2017	621.953	$712.32	N/A	N/A
September 1, 2017 - September 30, 2017	N/A	N/A	N/A	N/A
	996.676	$709.00

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

101. INS*     XBRL Instance Document

101. SCH*    XBRL Taxonomy Extension Schema Document

101. CAL*    XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*    XBRL Taxonomy Extension Definition Document

101. LAB*    XBRL Taxonomy Extension Label Document

101. PRE*    XBRL Taxonomy Extension Presentation Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERITAGE FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.